Form 10-Q
period 1995-03-31
COLONIAL DATA TECHNOLOGIES CORP
filed 1995-05-11
CIK 811243

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                  (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1995

                                          OR

                   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to __________

                            Commission File Number 0-15562


                               _______________________



                           COLONIAL DATA TECHNOLOGIES CORP.
                           ________________________________
                (Exact name of registrant as specified in its charter)

          Massachusetts                                04-2763229
          _____________                                __________
         (State or other                            (I.R.S. Employer
         jurisdiction of                           Identification No.)
         incorporation or
          organization)

                               80 Pickett District Road
                           New Milford, Connecticut  06776
                           _______________________________
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (203) 355-3178
                                    ______________
                               (Registrant's telephone
                             number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          X    Yes                          No
                        ______                        _____

     The number of shares outstanding of the issuer's common stock, as of March 31, 1995 was 13,390,253.

                  COLONIAL DATA TECHNOLOGIES CORP.

                             I N D E X

                                                              Page
PART I.  Financial Information

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets,
         March 31, 1995 and December 31, 1994 . . . . . . . . . 4

         Consolidated Condensed Statements of Earnings for
         the three months ended March 31, 1995 and 1994 . . . . 5

         Consolidated Condensed Statements of Cash Flows for
         the three months ended March 31, 1995 and 1994 . . . . 6

         Consolidated Condensed Statement of Stockholders'
         Equity for the three months ended March 31, 1995 . . . 7

         Notes to Consolidated Condensed Financial Statements . 8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . 9

PART II. Other Information

Item 5.  Other Information  . . . . . . . . . . . . . . . . .  13

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .  13

         Signatures . . . . . . . . . . . . . . . . . . . . .  14

                              PART I.


Item 1.   Financial Statements

COLONIAL DATA TECHNOLOGIES CORP.

CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 1995 AND DECEMBER 31, 1994
(In Thousands, Except Share and Per Share Amounts)

ASSETS                                             1995       1994

                                                (Unaudited)
   CURRENT ASSETS:
     Cash and equivalents                         $7,639   $14,013
     Accounts receivable (net of allowance
      of $80 in 1995 and $56 in 1994)              8,370     5,102
     Income taxes receivable                         118       863
     Inventories                                   6,804     6,473
     Prepaid expenses                                346       128
     Deferred income taxes                           146       131
                                                  ______   _______
        Total current assets                      23,423    26,710
   PROPERTY, PLANT and EQUIPMENT, NET:
     Leased product                                4,838     5,001
     Other property, plant & equipment             1,929       754
                                                  ______   _______
        Total property, plant and equipment        6,767     5,755
   DEFERRED INCOME TAXES                             803       668
   U.S. TREASURY NOTE HELD FOR SALE                5,994
                                                  ______    ______

TOTAL ASSETS                                     $36,987   $33,133
                                                ________  ________
                                                ________  ________

LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accounts payable                             $2,773    $1,497
     Accrued liabilities                           1,119     1,020
     Income taxes payable                          2,013       263
                                                  ______  ________
        Total current liabilities                  5,905     2,780

   LONG TERM DEBT                                            2,000
   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY:
     Common stock, par value $.01 per share,
      authorized 20,000,000 shares, issued and
      outstanding 13,390,253 shares in 1995
      and 13,299,241 shares in 1994                  171       133
     Additional paid-in-capital                   22,370    22,142
     Retained earnings                             8,492     6,078
     Unrealized appreciation of
      security held for sale                          49
                                                  ______  ________
        Total stockholders' equity                31,082    28,353
                                                  ______  ________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $36,987   $33,133
                                               _________  ________
                                               _________  ________

See notes to consolidated condensed financial statements.

COLONIAL DATA TECHNOLOGIES CORP.

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

(In Thousands, Except Share and Per Share Amounts)

                                                 1995        1994
                                                   (Unaudited)
REVENUES:
     Products                                   $9,702      $3,492
     Leases                                      4,793       1,704
     Services                                      711         847
                                               _______     _______
          Total revenues                        15,206       6,043

COST OF SALES:
     Products                                    6,699       2,569
     Leases                                      1,921         986
     Services                                      481         562
                                               _______     _______
          Total cost of sales                    9,101       4,117
                                               _______     _______

GROSS PROFIT                                     6,105       1,926

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     2,267       1,037
                                               _______     _______

INCOME FROM OPERATIONS                           3,838         889

OTHER INCOME (EXPENSES):
     Interest expense                               (4)        (26)
     Interest income                               190

                                               _______     _______
          Total other income (expense)             186         (26)
                                               _______     _______

INCOME BEFORE INCOME TAXES                       4,024         863

INCOME TAXES                                     1,610         368
                                              ________    ________

NET INCOME                                      $2,414        $495
                                              ________    ________
                                              ________    ________

WEIGHTED AVERAGE SHARES:

     Primary                                13,764,213  11,285,252
                                            __________  __________
                                            __________  __________

     Fully diluted                          13,764,296  11,291,771
                                            __________  __________
                                            __________  __________

PRIMARY AND FULLY DILUTED NET
 INCOME PER SHARE                            $    0.18   $    0.04
                                            __________  __________
                                            __________  __________

See notes to consolidated condensed financial statements.

COLONIAL DATA TECHNOLOGIES CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
(In Thousands)

                                                   1995       1994

                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                     $2,414      $495
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                    972       735
     Provision for bad debts                          24
     Increase in reserve for inventory               144
     Deferred income taxes                          (150)     (200)
     Changes in assets and liabilities:
        Accounts receivable                       (3,292)      699
        Merchandise sold under contract                        145
        Inventories                                 (475)     (467)
        Prepaid expenses                            (218)     (238)
        Accounts payable                           1,276      (196)
        Income taxes receivable and payable        2,495       (42)
        Accrued liabilities                           99        82
                                                ________    _______
        Net cash provided by
          operating activities                     3,289     1,013

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                           (1,984)     (355)
   Purchase of US Treasury
     Note Held-For-Sale                           (5,945)
                                                  ______   _______
        Net cash used in investing activities     (7,929)     (355)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from issuance of common stock, net
    of related costs and related tax benefit         266        58
   Payments on borrowings                         (2,000)     (720)
                                                ________   _______
        Net cash used in
          financing activities                    (1,734)     (662)
                                                ________  ________

NET DECREASE IN CASH                              (6,374)       (4)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD       14,013        11
                                                ________  ________

CASH AND EQUIVALENTS AT END OF PERIOD            $ 7,639   $     7
                                                ________  ________
                                                ________  ________

See notes to consolidated condensed financial statements.

COLONIAL DATA TECHNOLOGIES CORP.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1995 (UNAUDITED)
(In Thousands, Except Share Date)

                                                            UNREALIZED
                      COMMON STOCK                         APPRECIATION
                                     ADDITIONAL              OF HELD
                               PAR    PAID-IN     RETAINED   FOR SALE
                    SHARES    VALUE   CAPITAL     EARNINGS   SECURITY    TOTAL


BALANCE,
DECEMBER 31,
1994             13,299,241    $133   $22,142      $6,078     $         $28,353


OPTIONS/
WARRANTS
EXERCISED            91,012      38       228                               266


NET INCOME                                          2,414                 2,414


UNREALIZED
APPRECIATION
OF SECURITY
HELD FOR SALE                                                  49            49
                 __________   _____   _______      ______     ___       _______

BALANCE
MARCH 31,
1995             13,390,253    $171   $22,370      $8,492     $49       $31,082
                 __________    ____   _______      ______     ___       _______
                 __________    ____   _______      ______     ___       _______

See notes to consolidated condensed financial statements

COLONIAL DATA TECHNOLOGIES CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Colonial Data Technologies Corp. and subsidiaries (the "Company") for the year ended December 31, 1994. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

2.   Accounting Policy - US Treasury Note Held For Sale

     The Company reports its investment holdings in conformance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, a US Treasury Note with a February, 1997 maturity, which the Company will use to fund working capital, is classified as a noncurrent asset held for sale and carried at market value. Changes in the market value of securities held for sale are included in stockholders' equity, net of applicable taxes.

3.   Borrowings

     On February 22, 1995, the Company elected to amend its loan agreement and reduce its credit line from $8 million to $4 million. The loan agreement is subject to renewal on April 30, 1996.

4.   Subsequent Event

     On May 1, 1995, the Company purchased the Canadian Caller ID business of TIE/communications, Inc. through an acquisition of certain assets.

Item 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1995
Compared to Three Months Ended March 31, 1994

     Revenues

Revenues for the first quarter of 1995 were $15,206,000 compared to $6,043,000 in the prior year period. Caller ID revenues were $14,430,000 in 1995 compared to $5,087,000 in 1994, with approximately 67% of the increase being generated by product sales and 33% from leasing. The growth in Caller ID revenues was primarily a result of higher sales volume of Caller ID units and continued expansion of the US West Communications ("US West") leasing program. This growth was stimulated by increased availability and acceptance of Caller ID service resulting from additional state regulatory approvals and marketing and promotional campaigns conducted by telephone operating companies ("telcos") and the Company. Service revenues declined from $847,000 in 1994 to $711,000 in 1995 due to the winding down of one repair contract and the timing of certain non-recurring projects. Sales of miscellaneous telephone products declined from $109,000 in 1994 to $65,000 in 1995 as the Company continued to focus its marketing and new product development activities on Caller ID.

     Cost of Sales

Cost of sales increased from $4,117,000 in 1994 to $9,101,000 in 1995 due to costs associated with the increases in both product sales and leasing of Caller ID units offset in part by decreased service and support activity. Gross profit margin derived from sales of Caller ID products increased from 26% in 1994 to 31% in 1995, primarily as a result of changes in product mix in connection with promotional activities undertaken by certain telco customers. Gross profit margin derived from Caller ID leasing increased from 42% in 1994 to 60% in 1995 as a result of an increase in the base of fully depreciated units under lease, increased leasing of higher margin units and generally lower relative production costs. Gross profit margins for services were down slightly to 32% in 1995 from 34% in 1994. The combined result of these factors was the improvement in the overall gross margin from 32% in 1994 to 40% in 1995. The Company anticipates that gross profit margins may fluctuate due to changes in product mix, the introduction of new products and the maturation and expansion of leasing programs.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 119% from $1,037,000 for the first quarter of 1994 to $2,267,000 for the same period in 1995, but decreased from 17% to 15% of total revenues for the respective periods. The most significant component of the expense increase was salaries and employee related expenses resulting from an increase in personnel to support higher business volume. The Company anticipates that personnel additions will continue as revenue levels increase during 1995. Other major components of the increase were commission and royalty expenses associated with higher Caller ID revenues and increased research and development activity. The Company reported an operating profit of $3,838,000 for the first quarter of 1995 compared to $889,000 in the prior year period, an increase of 332%.

     Other Income (Expense)

Net other income, consisting primarily of interest income in 1995, was $186,000 compared to net expense of $26,000 in 1994. In 1995, interest income was earned on the invested proceeds of the Company's October 1994 common stock offering. In 1994, interest expense resulted from borrowings under the Company's revolving line of credit, which was utilized to fund expansion of the lease base and working capital.

     Income Taxes

Income taxes were $1,610,000 in 1995 compared to $368,000 in 1994. The effective income tax rates decreased from 43% in 1994 to 40% in 1995 because of a change in the mix of taxable income by state.

     Net Income

As a result of the foregoing factors, net income increased 388% from $495,000 in 1994 to $2,414,000 in 1995.

     Liquidity and Capital Resources

The strengthening of the Company's financial condition continued into 1995. Retained first quarter earnings primarily resulted in an increase in stockholders' equity to $31,082,000 from $28,353,000 at December 31, 1994. The Company's first quarter working capital decreased from $23,930,000 at December 31, 1994 to $17,518,000. To improve the yield on its cash and equivalent holdings, in February, 1995, the Company acquired a US Treasury Note with a February 1997 maturity. This highly liquid holding is reported at market value as a noncurrent asset held for sale, and, if necessary, will be liquidated to meet future cash requirements. Working capital adjusted to include the value of the US Treasury Note was $23,512,000 at March 31, 1995.

The Company's primary needs for cash are for lease and other equipment purchases and to fund working capital, primarily related to inventory and accounts receivable. Additions to leased equipment from the Company's US West lease program totaled $1,056,000 for 1995. Other machinery and equipment purchases of $928,000 were made to support the Company's growth. The $331,000 increase in inventory during 1995 was planned to ensure that units were available for timely fulfillment of lease and sales orders. Accounts receivable increased by $2,268,000 as a result of higher sales and the timing of certain collections.

These cash requirements were financed primarily by first quarter 1995 cash provided by operations of $3,289,000 and the net proceeds of $16.1 million from a common stock offering completed in October 1994. In addition, the Company maintains a $4 million line of credit under a revolving loan agreement to meet short term cash requirements. The Company elected to reduce the credit line from $8 million to $4 million in the first quarter. At March 31, 1995, approximately $3.3 million of the line of credit was available to fund draw downs and letters of credit. The loan agreement is subject to renewal on April 30, 1996.

In order to meet the Company's needs for cash during the next twelve months, including cash required to fund inventory purchases, accounts receivable, product development activities and the acquisition of leased Caller ID units, the Company will utilize the proceeds from its common stock offering, line of credit availability and cash provided by operations.

                              PART II

Item 5.   Other Information

     On May 1, 1995, the Company purchased the Canadian Caller ID business of TIE/communications, Inc. through an acquisition of certain assets. In connection with the acquisition, a newly-formed subsidiary, CDT Canada Corp., will manage the Company's Canadian operations, which will include a manufacturing, engineering and sales facility in Brampton, Ontario, a suburb of Toronto.


Item 6.   Exhibits and Reports on Form 8-K

          (a) Letter evidencing amendment to credit facility dated March 24, 1995 from People's Bank to Colonial Data Technologies Corp.

          (b) The Company was not required to file a report on Form 8-K during the quarter ended March 31, 1995.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COLONIAL DATA TECHNOLOGIES CORP.


Date:     May 11, 1995             By  /s/ John N. Giamalis
                                      ________________________________
                                           JOHN N. GIAMALIS
                                           Vice President
                                           and Chief Financial Officer