Form 10-Q
period 1995-06-30
COLONIAL DATA TECHNOLOGIES CORP
filed 1995-08-08
CIK 811243

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


          (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1995

                                   OR

           ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________ to __________

                    Commission File Number 1-11057


                       _______________________


                   COLONIAL DATA TECHNOLOGIES CORP.
                   ________________________________
        (Exact name of registrant as specified in its charter)

         Delaware                                   04-2763229
       _____________                                __________
      (State or other                            (I.R.S. Employer
      jurisdiction of                           Identification No.)
      incorporation or
       organization)

                       80 Pickett District Road
                   New Milford, Connecticut  06776
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

                          X    Yes                          No
                       ______                        _____

     The number of shares outstanding of the issuer's common stock, as of June 30, 1995 was 13,591,786.


                  COLONIAL DATA TECHNOLOGIES CORP.

                             I N D E X

                                                              Page
PART I.  Financial Information

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets,
         June 30, 1995 and December 31, 1994 . . . . . . . . . 3

         Consolidated Condensed Statements of Earnings for
         the three months ended June 30, 1995 and 1994 . . . . 4

         Consolidated Condensed Statements of Earnings for
         the six months ended June 30, 1995 and 1994 . . . . . 5

         Consolidated Condensed Statement of Stockholders'
         Equity for the six months ended June 30, 1995 . . . . 6

         Consolidated Condensed Statements of Cash Flows for
         the six months ended June 30, 1995 and 1994 . . . . . 7

         Notes to Consolidated Condensed Financial Statements  8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . 10

PART II. Other Information

Item 4.  Submission of Matters to a Vote of
           Security Holders . . . . . . . . . . . . . . . . . 13

Item 5.  Other Information  . . . . . . . . . . . . . . . . . 13

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . 14

         Signature  . . . . . . . . . . . . . . . . . . . . . 15


                              PART I.


Item 1.   Financial Statements

COLONIAL DATA TECHNOLOGIES CORP.

CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 1995 AND DECEMBER 31, 1994
(In Thousands, Except Share and Per Share Amounts)

ASSETS                                             1995       1994
                                                     (Unaudited)
   CURRENT ASSETS:
     Cash and cash equivalents                   $ 2,820   $14,013
     Accounts receivable (net of allowance
      of $103 in 1995 and $56 in 1994)            12,759     5,102
     Income taxes receivable                         114       863
     Inventories                                   8,752     6,473
     Prepaid expenses                                494       128
     Deferred income taxes                           145       131
                                                 _______   _______
        Total current assets                      25,084    26,710

   PROPERTY, PLANT and EQUIPMENT, NET:
     Leased product                                5,340     5,001
     Other property, plant & equipment             2,553       754
                                                 _______   _______
        Total property, plant and equipment        7,893     5,755

   DEFERRED INCOME TAXES                             953       668
   SECURITY HELD FOR SALE                          6,086
   INVESTMENTS                                     3,651
                                                 _______   _______


TOTAL ASSETS                                     $43,667   $33,133
                                                 _______   _______

LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accounts payable                            $ 2,439    $1,497
     Accrued liabilities                           1,988     1,020
     Income taxes payable                            892       263
     Short-term debt                               1,030
                                                 _______   _______
        Total current liabilities                  6,349     2,780

   LONG TERM DEBT                                            2,000
   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY:
     Common stock, par value $.01 per share,
      authorized 20,000,000 shares, issued and
      outstanding 13,591,786 shares in 1995
      and 13,299,241 shares in 1994                  136       133
     Additional paid-in-capital                   25,803    22,142
     Retained earnings                            11,317     6,078
     Unrealized appreciation of
      security held for sale                          84
     Cumulative translation loss                     (22)
                                                 _______   _______
        Total stockholders' equity                37,318    28,353
                                                 _______   _______

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $43,667   $33,133
                                                 _______   _______

See notes to consolidated condensed financial statements.


COLONIAL DATA TECHNOLOGIES CORP.

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
(In Thousands, Except Share and Per Share Amounts)

                                                 1995        1994
                                                   (Unaudited)
REVENUES:
     Products                                  $12,478      $4,669
     Leases                                      5,395       1,945
     Services                                      435         776
                                               _______     _______

          Total revenues                        18,308       7,390

COST OF SALES:
     Products                                    8,356       3,392
     Leases                                      2,153       1,119
     Services                                      295         539
                                               _______     _______

          Total cost of sales                   10,804       5,050
                                               _______     _______

GROSS PROFIT                                     7,504       2,340

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     2,617       1,223
RESEARCH AND DEVELOPMENT                           367          99
                                               _______     _______

INCOME FROM OPERATIONS                           4,520       1,018

OTHER INCOME (EXPENSE):
     Interest expense                              (13)        (40)
     Interest income                               202
                                               _______     _______

          Total other income (expense)             189         (40)
                                               _______     _______

INCOME BEFORE INCOME TAXES                       4,709         978

INCOME TAXES                                     1,884         410
                                               _______     _______

NET INCOME                                     $ 2,825     $   568
                                               _______     _______


WEIGHTED AVERAGE SHARES:

     Primary                                13,756,363  11,236,309
                                            __________  __________


     Fully diluted                          13,757,353  11,248,555
                                            __________  __________

PRIMARY AND FULLY DILUTED NET
 INCOME PER SHARE                            $    0.21   $    0.05
                                             _________   _________


See notes to consolidated condensed financial statements.


COLONIAL DATA TECHNOLOGIES CORP.

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
(In Thousands, Except Share and Per Share Amounts)

                                                 1995        1994
                                                   (Unaudited)
REVENUES:
     Products                                  $22,180      $8,162
     Leases                                     10,188       3,648
     Services                                    1,146       1,623
                                               _______     _______

          Total revenues                        33,514      13,433

COST OF SALES:
     Products                                   15,055       5,961
     Leases                                      4,074       2,105
     Services                                      776       1,101
                                               _______     _______

          Total cost of sales                   19,905       9,167
                                               _______     _______

GROSS PROFIT                                    13,609       4,266

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES     4,606       2,164
RESEARCH AND DEVELOPMENT                           645         195
                                               _______     _______

INCOME FROM OPERATIONS                           8,358       1,907

OTHER INCOME (EXPENSE):
     Interest expense                              (17)        (66)
     Interest income                               392
                                               _______     _______

          Total other income (expense)             375         (66)
                                               _______     _______

INCOME BEFORE INCOME TAXES                       8,733       1,841

INCOME TAXES                                     3,494         778
                                               _______     _______

NET INCOME                                      $5,239      $1,063
                                               _______     _______

WEIGHTED AVERAGE SHARES:

     Primary                                13,717,204  11,257,273
                                            __________  __________

     Fully diluted                          13,719,494  11,270,273
                                            __________  __________

PRIMARY AND FULLY DILUTED NET
 INCOME PER SHARE                                $0.38       $0.09
                                             _________  __________


See notes to consolidated condensed financial statements.


COLONIAL DATA TECHNOLOGIES CORP.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1995 (UNAUDITED)
(In Thousands, Except Share Data)

                                                   UNREALIZED
                 COMMON STOCK                     APPRECIATION
                _____________  ADDITIONAL          OF SECURITY  CUMULATIVE
                         PAR    PAID-IN   RETAINED   HELD FOR  TRANSLATION
                SHARES  VALUE   CAPITAL   EARNINGS     SALE        LOSS    TOTAL

BALANCE,
DECEMBER 31,
1994         13,299,241  $133   $22,142     $6,078                      $28,353

OPTIONS/
WARRANTS
EXERCISED       121,802     1       270                                     271

ISSUANCE OF
SHARES TO
US ORDER        170,743     2     3,391                                   3,393

NET INCOME                                   5,239                        5,239

UNREALIZED
APPRECIATION
OF SECURITY
HELD FOR SALE                                          $84                   84

CUMULATIVE
TRANSLATION
LOSS                                                             $(22)      (22)
            __________   _____   _______   _______     ___     ______   _______

BALANCE
JUNE 30,
1995        13,591,786    $136   $25,803   $11,317     $84       $(22)  $37,318
            __________   _____   _______   _______     ___       ____   _______


See notes to consolidated condensed financial statements.


COLONIAL DATA TECHNOLOGIES CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
(In Thousands)
                                                   1995        1994
                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $ 5,239    $ 1,063
   Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
     Depreciation                                  1,910      1,579
     Provision for bad debts                          39
     Gain on sale of property and equipment                      10
     Decrease in reserve for inventory               (22)
     Deferred income taxes                          (299)      (400)
        Changes in assets and liabilities:
        Accounts receivable                       (7,392)    (1,620)
        Merchandise sold under contract                         351
        Inventories                               (1,220)    (2,207)
        Prepaid expenses                            (368)      (145)
        Accounts payable                             944        586
        Income taxes receivable and payable        1,323        217
        Accrued liabilities                          944       (129)
                                                 _______    _______

        Net cash provided by (used in)
          operating activities                     1,098       (695)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net of dispositions      (3,671)    (1,758)
   Proceeds from sale of property and equipment                  10
   Purchase of Security Held-For-Sale             (5,945)
   Other Investments                              (1,961)
                                                 _______    _______

        Net cash used in investing activities    (11,577)    (1,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net
    of related costs and related tax benefit         271        108
   Proceeds from (payments on) borrowings           (970)     2,330
                                                 _______    _______

        Net cash provided by (used in)
          financing activities                      (699)     2,438

EFFECT OF EXCHANGE RATE CHANGES                      (15)
                                                 _______    _______

NET DECREASE IN CASH                             (11,193)        (5)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD       14,013         11
                                                 _______   ________

CASH AND EQUIVALENTS AT END OF PERIOD            $ 2,820   $      6
                                                 _______   ________


See notes to consolidated condensed financial statements.


COLONIAL DATA TECHNOLOGIES CORP.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994 (UNAUDITED)


1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Colonial Data Technologies Corp. and its subsidiary (the "Company") for the year ended December 31, 1994. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

2.  Certain Transactions and Events

     US Order Exchange Agreement

In April 1995, the Company entered into a stock exchange agreement with US Order, Inc. ("US Order") a strategic alliance partner for analog display services interface protocol capable "smart telephones." Under the terms of the agreement, on June 9, 1995, the Company exchanged 170,743 shares of restricted common stock for 230,000 shares of US Order restricted common stock. The value of this exchange was based on US Order's value at their initial public offering price and an equal value of the Company's common stock based on the average closing price for a specified period of time, as defined in the agreement, preceding the date of the exchange.
On June 2, 1995, US Order's initial public offering was effective at a price per share of $14.75.

The agreement provides for the Company and US Order to exchange on April 15, 1996 $3 million of the Company's restricted common stock for $3 million of US Order's restricted common stock, subject to certain conditions and not exceeding a maximum of 200,000 shares. Each company's stock will be valued at the average closing price of their respective common stock for a specified period of time, as defined in the agreement, preceding the date of the exchange. Both companies will have certain "piggyback" registration rights and rights of first refusal with respect to each others' stock.

     CDT Canada Corp.

In May 1995, the Company purchased the Canadian Caller ID business of TIE/communications, Inc. through an acquisition of certain assets. The acquisition costs and operations purchased were not significant to the Company. In connection with the acquisition, a newly formed subsidiary, CDT Canada Corp. will manage the Company's Canadian operations, which will include a manufacturing, engineering and sales facility in Brampton, Ontario, Canada.

     Worldwide Telecom Partners, Inc.

In May 1995, the Company acquired a 50% interest in a joint venture, Worldwide Telecom Partners, Inc. The venture will also be 50% owned by Barry Blau & Partners, Inc. The venture will provide marketing services to the telecommunications industry. The cost of this investment and related equity income were not significant.

     Stockholders' Equity

In May 1995, the stockholders approved the Company's reincorporation into Delaware from Massachusetts. As a result of this reincorporation, the Company's authorized class of preferred stock, of which no shares were issued and outstanding, was eliminated.

3.  Accounting Policy

    Security Held For Sale

The Company reports its investment holdings in conformance with Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, a US Treasury Note with a February, 1997 maturity, which the Company may use to fund working capital, is classified as a noncurrent asset held for sale and carried at market value. Changes in the market value of securities held for sale are included in stockholders' equity, net of applicable taxes.

     Investment in US Order

The Company will carry its investment in restricted US Order common stock at its original cost.

4.  Borrowings

On February 22, 1995, the Company elected to amend its loan agreement and reduce its credit line from $8 million to $4 million. The loan agreement is subject to renewal on April 30, 1996.

5.  Subsequent Event

In July 1995, the Company completed a public offering of 2,645,000 shares of the Company's common stock, of which 1,645,000 shares were issued by the Company and 1,000,000 shares were sold by certain selling stockholders. The net proceeds to the Company from the offering were approximately $35 million.

Item 2.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended June 30, 1995
Compared to Three Months Ended June 30, 1994

     Revenues

Revenues for the second quarter of 1995 were $18,308,000 compared to $7,390,000 for the prior year period. Caller ID revenues were $17,873,000 for the second quarter of 1995 compared to $6,614,000 for the second quarter of 1994, with approximately 69% of the increase being generated by product sales and 31% from leasing.
The growth in Caller ID revenues was primarily a result of higher sales volume of Caller ID units and continued expansion of the US West Communications ("US West") leasing program. This growth resulted from the addition of new customers, increased availability and acceptance of Caller ID service, and marketing and promotional campaigns conducted by telephone operating companies ("telcos") and the Company. Also contributing to the increase were $779,000 from sales to the Company's direct response marketing joint venture, Worldwide Telecom Partners, Inc. Service revenues declined from $776,000 for the second quarter of 1994 to $435,000 for the second quarter of 1995 primarily due to the completion of certain repair contracts.

     Cost of Sales

Cost of sales increased from $5,050,000 for the second quarter of 1994 to $10,804,000 for the second quarter of 1995 due to costs associated with the increases in both product sales and leasing of Caller ID units, offset in part by decreased service and support activity. Gross profit margin derived from product sales of Caller ID products increased from 27% for the second quarter of 1994 to 33% for the second quarter of 1995, primarily as a result of changes in product mix in connection with promotional activities undertaken by certain telco customers and the impact of additional higher margin sales directly to the Caller ID subscribers of certain telcos. Gross profit margin derived from Caller ID leasing increased from 42% for the second quarter of 1994 to 60% for the second quarter of 1995 as a result of an increase in the base of fully depreciated units under lease, increased leasing of higher margin units and generally lower relative production costs. Gross profit margins for services were up slightly to 32% for the second quarter of 1995 from 31% for the second quarter of 1994. The combined result of these factors was the improvement in the overall gross margin from 32% for the second quarter of 1994 to 41% for the second quarter of 1995. The Company anticipates that gross profit margins may fluctuate due to changes in product mix, the introduction of new products and the maturation and expansion of leasing programs.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 114% from $1,223,000 for the second quarter of 1994 to $2,617,000 for the same period in 1995, but decreased from 17% to 14% of total revenues for the respective periods. One significant component of the expense increase was salaries and employee related expenses resulting from an increase in personnel to support higher business volume. The Company anticipates that personnel additions will continue as revenue levels increase during 1995. Also contributing to the increase were commission and royalty expenses associated with higher Caller ID revenues.

     Research and Development

Second quarter research and development expenses increased 271% from 1994 to 1995 primarily due to services performed by the Company's principal manufacturer on a contract basis, the hiring of additional personnel to support higher levels of new product development activity and research and development activities related to the introduction of the SCWID product and the development of a "smart telephone".

     Other Income (Expense)

Net other income, consisting primarily of interest income in 1995, was $189,000 for the second quarter of 1995 compared to net other expense of $40,000 for the second quarter of 1995. In 1995, interest income was earned on the invested proceeds of the Company's October 1994 common stock offering. In 1994, interest expense resulted from borrowings under the Company's revolving line of credit, which was utilized to fund expansion of the lease base and working capital.

     Income Taxes

Income taxes were $1,884,000 for the second quarter of 1995 compared to $410,000 for the second quarter of 1994. The effective income tax rates decreased from 42% for the second quarter of 1994 to 40% for the second quarter of 1995 primarily due to a change in the mix of taxable income by state.

     Net Income

As a result of the foregoing factors, net income increased 397% from $568,000 for the second quarter of 1994 to $2,825,000 for the second quarter of 1995.

Results of Operations - Six Months Ended June 30, 1995
Compared to Six Month Ended June 30, 1994

Revenues for the six months ended June 30, 1995 were $33,514,000 compared to $13,433,000 for the same period in the prior year. Caller ID revenues were $32,368,000 for the six months ended June 30, 1995 compared to $11,810,000 for the six months ended June 30, 1994 with approximately 68% of the increase being generated by sales and 32% from leasing. Service revenue decreased 29% to $1,146,000 for the six months ended June 30, 1995 from $1,623,000 for the six months ended June 30, 1994.

Gross profit increased from $4,266,000 for the six months ended June 30, 1994 to $13,609,000 for the six months ended June 30, 1995 due to a combination of higher revenues and improved margins.
Gross margins were up from 32% for the six months ended June 30, 1994 to 41% for the six months ended June 30, 1995 due to the effect on lease margins of fully depreciated units, changes in product mix and additional sales directly to the Caller ID subscribers of certain telcos. Selling, general and administrative expenses for the first six months ended June 30, 1995 were $4,606,000 compared to $2,164,000 for the same period in 1994. Higher payroll expense attributable to an increase in staffing levels, combined with higher commission and royalty expense payable on Caller ID revenue were the major components of the increase.

Research and development costs increased 231% to $645,000 for the six months ended June 30, 1995 as the Company focused additional resources on recent and future product introductions.

Net other income was $375,000 for the six months ended June 30, 1995 compared to net expense of $66,000 for the six months ended
June 30, 1994.

The above factors resulted in pre-tax and net income of $8,733,000 and $5,239,000, respectively, for the six months ended June 30, 1995 compared to pre-tax and net income of $1,841,000 and $1,063,000, respectively, for the six months ended June 30, 1994.

     Liquidity and Capital Resources

The Company's working capital decreased from $23,930,000 at December 31, 1994 to $18,735,000 at June 30, 1995. To improve the yield on its cash and equivalent holdings, in February, 1995, the Company acquired a US Treasury Note with a February 1997 maturity. This highly liquid holding is reported at market value as a noncurrent asset held for sale, and, if necessary, will be liquidated to meet future cash requirements. Working capital adjusted to include the value of the US Treasury Note was $24,821,000 at June 30, 1995.

The Company's principal needs for cash are for investments in lease and other equipment and to fund working capital, primarily related to inventory and accounts receivable. Investing activities for the six months ended June 30, 1995 included additions to leased equipment from the Company's US West lease program of $2,093,000 and other machinery and equipment purchases of $1,528,000 were made to support the Company's growth. In addition, during the six months ended June 30, 1995, the Company acquired the Canadian Caller ID business of TIE/communications, Inc. and funded a joint venture arrangement entered into with Barry Blau & Partners, Inc. for a total investment of $1,961,000. The Company utilized cash of 1,220,000 to fund increases in inventory for the six months ended June 30, 1995 to ensure that units were available for timely fulfillment of lease and sales orders. In addition, accounts receivable increased by $7,392,000 for the six month ended June 30, 1995 as a result of higher sales, installment payments for certain promotions and the timing of certain collections.

The Company's cash requirements were financed primarily by cash provided by operations of $1,098,000 for the same period and net proceeds of $16.1 million from a common stock offering completed in October 1994. In addition, the Company maintains a $4 million line of credit under a revolving loan agreement with a bank to meet short term cash requirements. The Company elected to reduce the credit line from $8 million to $4 million in the first quarter of 1995. At June 30, 1995, approximately $1.8 million of the line of credit was available to fund draw downs and letters of credit. The loan agreement is subject to renewal on April 30, 1996.

The strengthening of the Company's financial condition continued into 1995. Retained 1995 earnings of $5,239,000 and the value of 170,743 shares exchanged with US Order of $3,393,000 primarily resulted in an increase in stockholders' equity to $37,318,000 from $28,353,000 at December 31, 1994. In addition, on July 18, 1995, the Company completed the public offering of 2,645,000 shares (inclusive of 345,000 shares issued in connection with the underwriters' overallotment option) of the Company's common stock, of which 1,645,000 shares were issued by the Company and 1,000,000 shares were sold by selling stockholders. Net proceeds of approximately $35 million were received by the Company upon completion of the offering.

In order to meet the Company's anticipated needs for cash during the foreseeable future, including cash required to fund inventory purchases, accounts receivable, research and development activities, new product introductions, expansion of customer service, sales and marketing operations, and the acquisition of leased Caller ID units, the Company will utilize existing cash, line of credit availability and cash provided by operations.


                              PART II

Item 2.   Change in Securities

On May 19, 1995, the Company changed its state of incorporation from the Commonwealth of Massachusetts to the State of Delaware by merging with a Delaware corporation organized for this purpose. In response to this Item 2, the discussion of the reincorporation of the Company in Delaware contained on pages 18-29 of the Company's previously filed proxy statement for the annual meeting of its shareholders held on May 18, 1995 is incorporated by reference herein.

Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on May
18, 1995.

Proxies for that annual meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, there was no solicitation in opposition to the management's nominees as listed in the Proxy Statement and all of such nominees were elected.

The following persons were duly elected to serve, subject to the Company's Bylaws, as Directors of the Company until the next annual meeting or until election and qualification of their successor.

     NAME                     VOTES IN FAVOR      VOTES WITHHELD

     Robert J. Schock            13,035,121           43,539
     Walter M. Fiederowicz       13,035,121           43,539
     Constantine S. Macricostas  13,035,121           43,539
     Frederick P. Masotta, Jr.   13,035,121           43,539

In addition, the Company's stockholders voted as follows with respect to the proposals presented at the meeting (i) a proposal to approve the Company's 1994 Long-Term Incentive Plan was approved with 12,491,358 votes cast in favor of the proposal, 504,348 votes against the proposal and 55,439 abstentions, and (ii) a proposal to reincorporate the Company in Delaware was approved with 9,212,223 votes cast in favor of the proposal, 136,778 votes against the proposal and 36,260 abstentions.

Item 5.   Other Information

     US Order Exchange Agreement

In April 1995, the Company entered into a stock exchange agreement with US Order, Inc. ("US Order") a strategic alliance partner for analog display services interface protocol capable "smart telephones." Under the terms of the agreement, on June 9, 1995, the Company exchanged 170,743 shares of restricted common stock for 230,000 shares of US Order restricted common stock. The value of this exchange was based on US Order's value at their initial public offering price and an equal value of the Company's common stock based on the average closing price for a specified period of time, as defined in the agreement, preceding the date of the exchange.
On June 2, 1995, US Order's initial public offering of common stock was effective at a price per share of $14.75.

The agreement provides for the Company and US Order to exchange on April 15, 1996 $3 million of the Company's restricted common stock for $3 million of US Order's restricted common stock subject to certain conditions and not exceeding a maximum of 200,000 shares. Each company's stock will be valued at the average closing price of their respective common stock for a specified period of time, as defined in the agreement, preceding the date of the exchange. Both companies will have certain "piggyback" registration rights and rights of first refusal with respect to each others' stock.

     Worldwide Telecom Partners, Inc.

In May 1995, the Company acquired a 50% interest in a joint venture, Worldwide Telecom Partners, Inc. The venture is 50% owned by Barry Blau & Partners, Inc. The venture will provide marketing services to the telecommunications industry. The cost of this investment was not significant.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Financial Data Schedule

          (b) The Company was not required to file a report on Form 8-K during the quarter ended June 30, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COLONIAL DATA TECHNOLOGIES CORP.


Date:     August 3, 1995           By  /s/ John N. Giamalis
                                   _______________________________
                                       JOHN N. GIAMALIS
                                       Vice President
                                       and Chief Financial Officer