Form 10-Q
period 1995-09-30
COLONIAL DATA TECHNOLOGIES CORP
filed 1995-11-14
CIK 811243

UNITED STATES
              			SECURITIES AND EXCHANGE COMMISSION
              			     Washington, D.C. 20549

                     			    FORM 10-Q


       	[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

      		 For the quarterly period ended September 30, 1995

                           					OR

      		[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
		           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	     For the transition period from __________ to __________

             			  Commission File Number 1-11057


 __________________________________________________________________


              			 COLONIAL DATA TECHNOLOGIES CORP.
              			 --------------------------------
	      (Exact name of registrant as specified in its charter)

      	   Delaware                                   04-2763229
      ------------------                         -------------------
       (State or other                            (I.R.S. Employer
       jurisdiction of                           Identification No.)
       incorporation or
      	organization)

               			     80 Pickett District Road
               			 New Milford, Connecticut  06776
               			 -------------------------------
        		     (Address of principal executive offices)
                      				    (Zip Code)

                     				  (860) 210-3000
                     				 ----------------
        (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 			 Yes  [X]               No [ ]

     The number of shares outstanding of the issuer's common stock, as of October 31, 1995 was 15,407,484.

          		       COLONIAL DATA TECHNOLOGIES CORP.

                        				    INDEX

                                                       								   Page
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

       	   Consolidated Condensed Balance Sheets,
       	   September 30, 1995 and December 31, 1994 ............... 3

       	   Consolidated Condensed Statements of Earnings for
       	   the three and nine months ended September 30, 1995
       	   and 1994 ............................................... 4

       	   Consolidated Condensed Statement of Stockholders'
       	   Equity for the nine months ended September 30, 1995 .... 5

       	   Consolidated Condensed Statements of Cash Flows for
       	   the nine months ended September 30, 1995 and 1994 ...... 6

       	   Notes to Consolidated Condensed Financial Statements ... 7

  Item 2.  Management's Discussion and Analysis of
       	   Financial Condition and Results of Operations ......... 10

PART II. OTHER INFORMATION

  Item 5.  Other Information  .................................... 14

  Item 6.  Exhibits and Reports on Form 8-K ...................... 14

SIGNATURES ....................................................... 15

                		     PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements

COLONIAL DATA TECHNOLOGIES CORP.
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
(In thousands, except share and per share amounts)

                                          						     1995      1994
ASSETS                                            ---------  -------
                                          						 (unaudited)
   CURRENT ASSETS:
     Cash and cash equivalents                     $20,032   $14,013
     Short-term investments                         14,906
     Accounts receivable (net of allowances
      of $307 in 1995 and $56 in 1994)              15,001     5,102
     Inventories                                    19,997     6,473
     Deferred income taxes                             171       131
     Other current assets                              711       991
			                                          			   -------   -------
       	Total current assets                        70,818    26,710

   PROPERTY AND EQUIPMENT, NET:
     Leased product                                  4,379     5,001
     Other                                           2,995       754
			                                          			   -------   -------
       	Total property and equipment, net            7,374     5,755

   DEFERRED INCOME TAXES                               477       668
   INVESTMENTS                                       3,646
			                                          			   -------   -------
TOTAL ASSETS                                       $82,315   $33,133
                                          						   =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accounts payable                              $ 2,728   $ 1,497
     Accrued liabilities                             2,209     1,020
     Income taxes payable                              413       263
                                          						   -------   -------
       	Total current liabilities                    5,350     2,780

   LONG-TERM DEBT                                              2,000
   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY:
     Common stock, par value $.01 per share,
      authorized 20,000,000 shares, issued and
      outstanding 15,422,484 shares in 1995
      and 13,299,241 shares in 1994                    154       133
     Additional paid-in capital                     61,993    22,142
     Retained earnings                              14,771     6,078
     Cumulative translation adjustment                  47
                                          						   -------   -------
       	Total stockholders' equity                  76,965    28,353
						                                             -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $82,315   $33,133
                                          						   =======   =======
See notes to consolidated condensed financial statements.

COLONIAL DATA TECHNOLOGIES CORP.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
(In thousands, except per share amounts; unaudited)

                            				   THREE MONTHS ENDED       NINE MONTHS ENDED
                           				       SEPTEMBER 30            SEPTEMBER 30
                            				   ------------------      ------------------
                            				     1995       1994         1995       1994
                            				   -------    -------      -------    -------
REVENUES:
  Products                         $13,828    $ 5,898      $36,008    $14,060
  Leases                             5,362      3,452       15,550      7,100
  Services                             436        607        1,582      2,230
                            				   -------    -------      -------    -------
    Total revenues                  19,626      9,957       53,140     23,390

COST OF SALES:
  Products                           9,203      4,269       24,258     10,230
  Leases                             2,016      1,828        6,090      3,933
  Services                             226        413        1,002      1,514
                            				   -------    -------      -------    -------
    Total cost of sales             11,445      6,510       31,350     15,677
                            				   -------    -------      -------    -------
GROSS PROFIT                         8,181      3,447       21,790      7,713

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES             2,598      1,654        7,204      3,818
RESEARCH AND DEVELOPMENT               448         91        1,093        286
                            				   -------    -------      -------    -------
INCOME FROM OPERATIONS               5,135      1,702       13,493      3,609

OTHER INCOME (EXPENSE):
  Investment income                    527          6          919         17
  Interest expense                     (14)      (110)         (31)      (187)
                            				   -------    -------      -------    -------
    Total other income (expense)       513       (104)         888       (170)

INCOME BEFORE INCOME TAXES           5,648      1,598       14,381      3,439

INCOME TAXES                         2,194        617        5,688      1,395
                            				   -------    -------      -------    -------
NET INCOME                         $ 3,454    $   981      $ 8,693    $ 2,044
                            				   =======    =======      =======    =======

WEIGHTED AVERAGE SHARES:

     Primary                        15,335     11,188       14,305     11,220
                            				   =======    =======      =======    =======
     Fully diluted                  15,335     11,211       14,306     11,245
                            				   =======    =======      =======    =======
PRIMARY AND FULLY DILUTED NET
 INCOME PER SHARE                  $   .23    $   .09      $   .61    $   .18
                            				   =======    =======      =======    =======

See notes to consolidated condensed financial statements.

COLONIAL DATA TECHNOLOGIES CORP.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
(In thousands; unaudited)

       	       COMMON STOCK
       	      --------------   ADDITIONAL              CUMULATIVE
                     			PAR     PAID-IN     RETAINED   TRANSLATION
       	      SHARES   VALUE    CAPITAL     EARNINGS   ADJUSTMENT     TOTAL
       	      ------   -----   ----------   --------   -----------  ---------
BALANCE,
DECEMBER 31,
1994          13,299   $ 133    $  22,142   $  6,078                 $ 28,353


ISSUANCE OF
COMMON STOCK
DUE TO
EXERCISE OF
STOCK OPTIONS
AND WARRANTS
AND RELATED
INCOME TAX
BENEFIT          307       3        1,675                               1,678


ISSUANCE OF
SHARES TO
US ORDER         171       2        3,391                               3,393


ISSUANCE OF
COMMON STOCK,
NET OF RELATED
COSTS          1,645      16       34,785                              34,801


NET INCOME                                     8,693                    8,693


CUMULATIVE
TRANSLATION
ADJUSTMENT                                                   $  47         47
      	       ______   _____   __________   ________   ___________   ________

BALANCE
SEPTEMBER 30,
1995          15,422   $ 154    $  61,993   $ 14,771         $  47   $ 76,965
       	      ======   =====   ==========   ========   ===========   ========

See notes to consolidated condensed financial statements.

COLONIAL DATA TECHNOLOGIES CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
(In thousands; unaudited)
                                                 						1995        1994
                                          						     --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $  8,693    $ 2,044
   Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
     Depreciation                                       2,718      2,769
     Gain on sale of security                            (132)
     Provision for uncollectible accounts                 123         63
     Decrease in reserve for inventory                    (22)
     Deferred income taxes                                151       (400)
     Changes in assets and liabilities:
      Accounts receivable                             (10,198)    (1,526)
      Merchandise sold under contract                                527
      Inventories                                     (12,432)    (1,598)
      Prepaid expenses                                   (283)      (147)
      Accounts payable                                  1,226        (63)
      Income taxes receivable and payable               2,666       (148)
      Accrued liabilities                               1,132        289
                                          						     --------    -------
      Net cash provided by (used in)
       	operating activities                           (6,358)     1,810

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net of dispositions           (3,685)    (5,232)
   Proceeds from sale of investments                    6,077
   Purchase of investments                            (20,851)
   Other investments                                   (1,956)
                                          						     --------    -------
      Net cash used in investing activities           (20,415)    (5,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net
    of related costs and related tax benefit           34,785        108
   Proceeds from (payments on) borrowings              (2,000)     3,310
                                          						     --------    -------
      Net cash provided by financing activities        32,785      3,418

EFFECT OF EXCHANGE RATE CHANGES                             7
                                          						     --------    -------
NET INCREASE (DECREASE) IN CASH                         6,019         (4)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD            14,013         11
                                          						     --------    -------
CASH AND EQUIVALENTS AT END OF PERIOD                $ 20,032    $     7
                                          						     ========    =======

See notes to consolidated condensed financial statements.

COLONIAL DATA TECHNOLOGIES CORP.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Colonial Data Technologies Corp. and its subsidiaries (the "Company") for the year ended December 31, 1994. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

2.  Certain Transactions and Events

     	US Order, Inc. Exchange Agreement

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

     	CDT Canada Corp.

In May 1995, the Company purchased the Canadian Caller ID business of TIE/communications, Inc. through an acquisition of certain assets. The acquisition costs and operations purchased were not significant to the Company. CDT Canada Corp., a newly formed subsidiary, manages the Company's Canadian operations, which includes a manufacturing, engineering and sales facility in Brampton, Ontario, Canada.

     	Worldwide Telecom Partners, Inc.

In May 1995, the Company acquired a 50% interest in a joint venture, Worldwide Telecom Partners, Inc. The venture is 50% owned by Barry Blau & Partners, Inc. The venture provides marketing services to the telecommunications industry. The cost of this investment and related equity income were not significant.

     	Stockholders' Equity

In May 1995, the stockholders approved the Company's reincorporation into Delaware from Massachusetts. As a result of this reincorporation, the Company's authorized class of preferred stock, of which no shares were issued and outstanding, was eliminated.

      Stock Offering

On July 13, 1995, the Company sold 2,645,000 shares of the Company's common stock, of which 1,645,000 shares were issued by the Company and 1,000,000 shares were sold by certain selling stockholders. The net proceeds to the Company from the sale of the 1,645,000 shares of common stock were approximately $35 million, after deducting the applicable issuance costs and expenses. The net proceeds will be used for general corporate purposes, including working capital, new product introductions, expansion of the Company's research and development activities, and expansion of the Company's customer service, sales and marketing operations.

3.  Accounting Policies

      Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less.

      Short-term Investments

The Company reports its short-term investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires investment securities to be classified as trading, held-to-maturity, or available-for-sale. The Company has categorized its marketable securities as available-for-sale. Realized gains or losses are determined on the first-in, first-out method and are reflected in income. Short-term investments are reported at cost which approximates fair value.

     	Investments

The Company carries its investment in restricted US Order common stock at its original cost. The Company's investment in Worldwide Telecom Partners, Inc. is recorded using the equity basis of accounting.

4.  Borrowings

On February 22, 1995, the Company elected to amend its loan agreement and reduce its credit line from $8 million to $4 million. The loan agreement is subject to renewal on April 30, 1996.

5.  Subsequent Events

      Stock Repurchase Program

In October 1995, the Board of Directors approved a stock repurchase program whereby the Company will repurchase up to 500,000 shares of its common stock up to $10 million from time to time on the open market.

      Southwestern Bell Telecommunications, Inc. ("SBT") Agreement

On November 8, 1995, the Company, through one of its subsidiaries, entered into an agreement with SBT for exclusive worldwide distribution rights to SBT's Landmark[R] small business telephone systems and acquired certain Landmark[R] inventory. In addition, the subsidiary received worldwide distribution rights to certain other small business-oriented products to telephone companies and other non-retail outlets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations - Three Months Ended September 30, 1995
Compared to Three Months Ended September 30, 1994

      Revenues

Revenues for the third quarter of 1995 were $19,626,000 compared to $9,957,000 for the same period in the prior year. Caller ID revenues were $19,190,000 for the third quarter of 1995 compared to $9,350,000 for the third quarter of 1994, with approximately 81% of the increase being generated by product sales and 19% from leasing. The growth in Caller ID revenues was primarily a result of higher sales volume of Caller ID units and growth of the US West Communications ("US West") leasing program over 1994. This growth resulted from the addition of new customers, increased availability and acceptance of Caller ID service, and marketing and promotional campaigns conducted by telephone operating companies ("telcos") and the Company. Also contributing to the increase were sales to the Company's direct marketing joint venture, Worldwide Telecom Partners, Inc. Service revenues decreased 28% to $436,000 for the third quarter of 1995 from $607,000 for the third quarter of 1994 primarily due to the completion of certain repair contracts.

      Cost of Sales

Cost of sales increased from $6,510,000 for the third quarter of 1994 to $11,445,000 for the third quarter of 1995 due to costs associated with the increases in both product sales and leasing of Caller ID units, offset in part by decreased service and support activity. Gross profit margin derived from product sales of Caller ID products increased from 28% for the third quarter of 1994 to 33% for the third quarter of 1995, primarily as a result of changes in product mix in connection with promotional activities undertaken by certain telco customers and the impact of certain direct fulfillment sales at higher margins. Gross profit margin derived from Caller ID leasing increased from 47% for the third quarter of 1994 to 62% for the third quarter of 1995 as a result of an increase in the base of fully depreciated units under lease, increased leasing of higher margin units and generally lower relative production costs. Gross profit margins for services increased to 48% for the third quarter of 1995 from 32% for the third quarter of 1994. The combined result of these factors was the improvement in the overall gross margin from 35% for the third quarter of 1994 to 42% for the third quarter of 1995. The Company anticipates that gross profit margins may fluctuate due to changes in product mix, the introduction of new products and maturation of the leasing program.

      Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 57% from $1,654,000 for the third quarter of 1994 to $2,598,000 for the same period in 1995, but decreased from 17% to 13% of total revenues for the respective periods. One significant component of the expense increase was salaries and employee related expenses resulting from an increase in personnel to support higher business volume. Also contributing to the increase were commission and royalty expenses associated with higher Caller ID revenues.

      Research and Development Expenses

Research and development expenses increased 392% from $91,000 in the third quarter of 1994 to $448,000 in the third quarter of 1995 primarily due to services performed by the Company's principal manufacturer on a contract basis, the hiring of additional personnel to support higher levels of new product development activity and research and development activities related to the introduction of certain new products and development of future products.

      Other Income (Expense)

Net other income, consisting primarily of investment income, including a gain from the sale of a security, was $513,000 for the third quarter of 1995 compared to net other expense of $104,000 for the third quarter of 1994.

      Income Taxes

Income taxes were $2,194,000 for the third quarter of 1995 compared to $617,000 for the third quarter of 1994. The effective income tax rate remained constant at 39% for the third quarter of 1995 compared to the same period in the prior year.

      Weighted Average Shares

The fully diluted weighted average shares increased to 15,335,000 for the third quarter of 1995 compared to 11,211,000 for the third quarter of 1994. The increase resulted from shares issued in connection with secondary common stock offerings in October 1994 for 2,400,000 shares and in July 1995 for 1,645,000 shares.

Results of Operations - Nine Months Ended September 30, 1995
Compared to Nine Months Ended September 30, 1994

      Revenues

Revenues for the nine months ended September 30, 1995 were $53,140,000 compared to $23,390,000 for the same period in the prior year. Caller ID revenues were $51,558,000 for the nine months ended September 30, 1995 compared to $21,160,000 for the nine months ended September 30, 1994 with approximately 72% of the increase being generated by product sales and 28% from leasing. Service revenues decreased 29% to $1,582,000 for the nine months ended September 30, 1995 from $2,230,000 for the nine months ended September 30, 1994.

      Cost of Sales

Cost of sales for the nine months ended September 30, 1995 were $31,350,000 compared to $15,677,000 for the same period in the prior year. Gross profit increased to $21,790,000 for the nine months ended September 30, 1995 from $7,713,000 for the nine months ended September 30, 1994 due to a combination of higher revenues and improved margins. Gross profit margins increased to 41% for the nine months ended September 30, 1995 from 33% for the nine months ended September 30, 1994 due to the effect on lease margins of fully depreciated units, and changes in product mix, including additional higher margin direct fulfillment sales.

      Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 89% to $7,204,000 for the nine months ended September 30, 1995 from $3,818,000 for the same period in 1994, but decreased to 14% from 16% of total revenues for the respective periods. The increased expenses are attributed primarily to higher salaries and employee related expenses resulting from an increase in personnel to support higher business volume and commission and royalty expenses associated with higher Caller ID revenues.

      Research and Development Expenses

Research and development expenses for the nine months ended September 30, 1995 increased 282% to $1,093,000 compared to $286,000 for the same period in the prior year as the Company focused additional resources on recent and future product introductions.

      Other Income (Expense)

Net other income was $888,000 for the nine months ended September 30, 1995 compared to net other expense of $170,000 for the nine months ended September 30, 1994. In 1995, interest income was earned on the invested proceeds of the Company's October 1994 and July 1995 common stock offerings. In 1994, interest expense resulted from borrowings under the Company's revolving line of credit, which was utilized to fund expansion of the lease base and working capital.

      Income Before Income Taxes and Net Income

The above factors resulted in income before income taxes and net income of $14,381,000 and $8,693,000, respectively, for the nine months ended September 30, 1995 compared to income before income taxes and net income of $3,439,000 and $2,044,000, respectively, for the nine months ended September 30, 1994.

      Income Taxes

Income taxes were $5,688,000 for the nine months ended September 30, 1995 compared to $1,395,000 for the nine months ended September 30, 1994. The effective income tax rate decreased to 40% for the nine months ended September 30, 1995 compared to 41% for the same period in the prior year. The decrease in the effective income tax rate is primarily attributed to a change in the mix of taxable income by state.

      Weighted Average Shares

The fully diluted weighted average shares increased to 14,306,000 for the nine months ended September 30, 1995 compared to 11,245,000 for the same period last year. The increase resulted from shares issued in connection with secondary common stock offerings in October 1994 for 2,400,000 shares and in July 1995 for 1,645,000 shares.

      Liquidity and Capital Resources

The Company's working capital increased from $23,930,000 at December 31, 1994 to $65,468,000 at September 30, 1995. To improve the yield on its cash and equivalent holdings, in August 1995, the Company invested $35,000,000 in financial instruments that are diversified among high credit quality securities. These investments are reported at cost, which approximates market value, as short-term investments and cash equivalents, and, if necessary, will be liquidated to meet future cash requirements.

The Company's principal needs for cash are for investments in property and equipment and to fund working capital, primarily related to inventory and accounts receivable. To support the Company's growth, capital expenditures, net of dispositions for the nine months ended September 30, 1995 aggregated $3,685,000. In addition, during the nine months ended September 30, 1995, the Company acquired the Canadian Caller ID business of TIE/communications, Inc. and funded its portion of a joint venture arrangement entered into with Barry Blau & Partners, Inc. for a total investment of $1,956,000.

The Company funded an inventory increase of $12,432,000 for the nine months ended September 30, 1995 to ensure that units were available for timely fulfillment of lease and sales orders, including the purchase of certain longer lead-time parts. In addition, accounts receivable increased by $10,198,000 for the nine months ended September 30, 1995 as a result of higher sales, installment receipts for certain promotions and the timing of certain collections.

The Company's cash requirements were financed primarily by the net proceeds from the sale of investments and approximately $35 million from a common stock offering completed in July 1995. In addition, the Company maintains a $4 million line of credit under a revolving loan agreement with a bank to meet short term cash requirements and to fund letters of credit in connection with commercial transactions. The Company elected to reduce the credit line from $8 million to $4 million in the first quarter of 1995. At September 30, 1995, $2.75 million of the line of credit was available to fund draw downs and letters of credit. The loan agreement is subject to renewal on April 30, 1996.

Stockholders' equity increased to $76,965,000 at September 30, 1995 from $28,353,000 at December 31, 1994. This increase primarily resulted from the $34,785,000 net proceeds of a public offering, completed in July 1995, of 2,645,000 shares, (inclusive of 345,000 shares issued in connection with the underwriters' overallotment option) of the Company's common stock, of which 1,645,000 shares were issued by the Company and 1,000,000 shares were sold by selling stockholders. Also contributing to the increase were retained earnings of $8,693,000 for the nine months ended September 30, 1995 and the $3,393,000 value of stock exchanged with US Order.

In order to meet the Company's anticipated needs for cash during the foreseeable future, including cash required to fund inventory purchases, accounts receivable, research and development activities, new product introductions, expansion of customer service, sales and marketing operations, the acquisition of leased Caller ID units and stock repurchases, the Company will utilize existing cash and cash equivalents and short-term investments, line of credit availability and cash provided by operations.

                		     PART II.  OTHER INFORMATION

Item 5.   Other Information

      Stock Offering

On July 13, 1995, the Company sold 2,645,000 shares of the Company's common stock, of which 1,645,000 shares were issued by the Company and 1,000,000 shares were sold by certain selling stockholders. The net proceeds to the Company from the sale of the 1,645,000 shares of common stock were approximately $35 million, after deducting the applicable issuance costs and expenses. The net proceeds will be used for general corporate purposes, including working capital, new product introductions, expansion of the Company's research and development activities, and expansion of the Company's customer service, sales and marketing operations.

      Stock Repurchase Program

In October 1995, the Board of Directors approved a stock repurchase program whereby the Company is authorized to repurchase up to 500,000 shares of its common stock up to $10 million from time to time on the open market. The authorization of 500,000 shares represents approximately 3% of the 15,422,484 common shares outstanding.

     	Southwestern Bell Telecommunications, Inc. ("SBT") Agreement

On November 8, 1995, the Company, through one of its subsidiaries, entered into an agreement with SBT for exclusive worldwide distribution rights to SBT's Landmark[R] small business telephone systems and acquired certain Landmark[R] inventory. In addition, the subsidiary received worldwide distribution rights to certain other small business-oriented products to telephone companies and other non-retail outlets.


Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

           	    (i)  Letter evidencing amendment to credit facility dated
                  		 October 26, 1995 from People's Bank to Colonial Data
                  		 Technologies Corp.

           	    (ii) Financial Data Schedule

          (b)   The Company was not required to file a report on Form 8-K
	               during the quarter ended September 30, 1995.

                      			      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           				      COLONIAL DATA TECHNOLOGIES CORP.


Date: November 14, 1995           By:      /s/ John N. Giamalis
                            				     ----------------------------------
                                    					     JOHN N. GIAMALIS
                                   					  Vice President, Finance,
                            				     Treasurer, Chief Financial Officer
                                     					      and Secretary
                                       (Principal Accounting Officer)
                                          (Duly Authorized Officer)