Form 10-K
period 1995-12-31
COLONIAL DATA TECHNOLOGIES CORP
filed 1996-03-25
CIK 811243

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-K


              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended:  December 31, 1995
                                        OR
            [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the transition period from      to

                         COMMISSION FILE NUMBER:  1-11057

                         COLONIAL DATA TECHNOLOGIES CORP.
              (Exact name of registrant as specified in its charter)

             Delaware                           04-2763229
   (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)          Identification No.)

                             80 Pickett District Road
                         New Milford, Connecticut   06776
               (Address and Zip Code of principal executive offices)

                                  (860) 210-3000
               (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
   par value $.01 per share   (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  /X/        No  / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

   The aggregate market value of voting stock held by non-affiliates of the registrant as of February 29, 1996: $292,296,668.

         Number of shares outstanding as of February 29, 1996:  15,427,484

                        DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's proxy statement for its Annual Meeting of Stockholders presently scheduled for April 18, 1996 are incorporated by reference into Part III of this report.


                         COLONIAL DATA TECHNOLOGIES CORP.

                                 TABLE OF CONTENTS


   PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
        ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . .
        ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . .
        ITEM 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . .
        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . .
        ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . . .

   PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
        ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . .
        ITEM 6.   SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . .
        ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . .
        ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . .
        ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . .

   PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . .
        ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . .
        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . .
        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . .

   PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
        ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . .

   SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .



   PART I

   ITEM 1.   BUSINESS

   General Overview

   Colonial Data Technologies Corp. (the "Company" or "CDT") designs, develops and markets telecommunications products that support intelligent network services being developed and implemented by the regional Bell operating companies ("RBOCs") and other telephone operating companies ("telcos"). In recent years, CDT has concentrated its product development and marketing efforts on products that support Caller ID and other emerging intelligent network services. The Company and its strategic alliance partner have developed a smart telephone, Telesmart 4000, which provides consumers call management features and major new advances in interactive applications via telephone. The Company currently offers 13 models of Caller ID adjunct units and five models of screen telephones with integrated Caller ID. Through its subsidiaries, the Company distributes small business telecommunications systems with the Landmark [R] trademark and high-end consumer telecommunications equipment, including advanced cordless products. The Company also repairs and refurbishes telecommunications products for commercial customers and provides other services that support the development and implementation of intelligent network services.

   Industry Background

   Deregulation and technological advances have intensified competition among existing operators of telecommunication networks and encouraged the entrance of new service providers. In the United States, competition among RBOCs, other telcos and long distance carriers and new service providers that have entered the local and long distance markets, has increased and may increase further as a result of the new federal telecommunications legislation, the Telecommunications Act of 1996. RBOCs and other telcos are responding to increasing competition by introducing value-added, intelligent network services and lowering their cost structures.

   In order to deploy intelligent network services, the telcos have been upgrading their telecommunications networks to support a set of standards, known as the Intelligent Networks ("IN"). IN supports open, distributed switching and processing capabilities and allows the telcos to create, modify and deploy new services quickly and economically. An important aspect of IN is a signaling protocol called Signaling System No. 7 ("SS7").

   Caller ID is a service that displays information about the incoming call (including the number and name of the caller and the time and date of the call) on a device located near the telephone (in the case of an adjunct unit) or on a display screen located on the telephone (in the case of an integrated Caller ID telephone). The actual information displayed depends on the Caller ID equipment and whether the call is local or outside the local calling area. As of December 31, 1995, Caller ID was offered by telcos in all or part of 48 states and the District of Columbia but was not available in California and Hawaii, principally for regulatory reasons. Caller ID service is scheduled to be offered in California and Hawaii in 1996.
   The Company estimates that the current penetration rate of Caller ID service is approximately 10% of the total subscribers in those areas in the United States that have Caller ID capabilities and have received regulatory approval.

   Until December 1, 1995, the deployment of Caller ID services was limited to transferring the calling party information between callers within the same local calling area. On December 1, 1995, the US Federal Communications Commission ("FCC") issued an order that requires all telephone service providers with SS7 switching capability to transmit calling party number information to each other on interstate calls within the United States (except for public pay phones and party lines). The Company believes that the FCC's action remains subject to certain court challenges and other objections. See "Government Regulation".

   While Caller ID has been successful in Canada, where it has achieved a penetration of 28% of available lines according to industry estimates, the service is not yet widely available in markets outside of the United States and Canada. The Company believes that further opportunities for Caller ID may emerge over the long term in international markets.

   Emergence of ADSI-Based Network Services

   In addition to services such as Caller ID, Bell Communications Research, Inc. has developed Analog Display Services Interface ("ADSI"), a standard protocol defining the flow of voice and data information between telecommunications network elements (such as switches, voice mail platforms and intelligent peripherals) and a subscriber's terminal equipment (such as screen telephones, personal computers and smart telephones). By deploying the ADSI protocol in the telecommunications network, RBOCs and other telcos will be able to offer additional intelligent network services and third-party interactive applications.

   New ADSI-based services will include Caller ID with Call Waiting together with call disposition. By subscribing to Caller ID with Call Waiting, a subscriber who receives a call waiting signal could look at the display screen on the smart telephone and see the name and number of the calling party before deciding whether to answer the call, send a prerecorded message telling the calling party to wait, forward the call to voice mail or drop the line. Additional services are expected to include home banking, on-line directory assistance, e-mail, paging, electronic yellow pages, stock quotations, news, weather and advanced home shopping.

   The Company believes that a significant application for smart telephones will be home banking services, as financial institutions look for solutions that reduce the cost of doing business, provide fee-based income and strengthen their customer relationships, and as RBOCs and other telcos seek to provide additional intelligent network services.

   Products and Services

   Since introducing the first commercially available Caller ID unit in 1987, the Company has developed and marketed Caller ID products with increased functionality to meet the needs of its RBOC and other telco customers. During the years ended December 31, 1993, 1994 and 1995, 84%, 90% and 96%, respectively, of the Company's revenues were derived from the sale and leasing of its Caller ID units.

   Entry Level Caller ID Adjunct Devices

   The Company provides low-priced, entry level Caller ID devices primarily to support RBOC marketing and promotional campaigns in which a telco may give away or subsidize the purchase of a Caller ID adjunct device when a consumer subscribes for the service. The units display only the number of an incoming call and are capable of storing calling information for up to 50 calls. The Company believes that RBOCs utilize lower-priced products to reduce the initial consumer expenditure required to obtain the service and, as a result, may subsequently achieve higher penetration rates for Caller ID in selected markets.

   Full-Featured Caller ID Adjunct Devices

   The Company's full-featured products display all transmitted information before the incoming phone call is answered and store this information in memory. Among the features available on the Company's full-featured products are memory capacity for up to 99 calls, a "blocked call"/"new call" light, a patented "Block the Blocker" feature, a bilingual display and a "message waiting alert" light that indicates to a network voice mail subscriber that a new voice mail message has been received. "Block the Blocker" is a feature that detects when call block is used by a caller, delivers a message to that caller that the Caller ID subscriber does not accept blocked calls and disconnects the call. The Company has entered into a licensing arrangement with Timex Corporation for the use of its Indiglo [R] backlighting technology for certain Caller ID products. The Company's full-featured Caller ID adjunct devices have suggested retail prices of $39.95 to $79.99.

   Integrated Telephones and Answering Machines

   The Company has begun to market a line of telephones with integrated Caller ID functionality. In the fourth quarter of 1995, the Company introduced a digital answering machine with Caller ID functions. The Company's integrated telephones have suggested retail prices of $59.99 to $109.99.

   SCWID (Integrated Caller ID and Call Waiting)

   The integration of Caller ID and Call Waiting allows a subscriber to both services, to view the directory name and telephone number of an incoming call as the Call Waiting signal is delivered. The Company's SCWID adjunct device also allows a consumer to store approximately 85 names and numbers in memory. The Company has applied for a patent for its SCWID technology. The SCWID adjunct device has a suggested retail price of $79.99.

   ADSI-Compatible Smart Telephones

   The Company is developing ADSI-compatible smart telephones in conjunction with its strategic alliance partner, US Order, Inc. ("US Order"). The Company believes that this alliance will help strengthen the Company's product offerings for the next generation of intelligent network capability. CDT's smart telephone products will be ADSI-compatible and will feature a backlit display screen capable of displaying text and graphics, an embedded central processing unit, a QWERTY keyboard, a magnetic stripe card reader and memory. The Company has been selected by NYNEX Corp. ("NYNEX") to supply smart telephones and expects to begin shipping in the first half of 1996.
   The suggested retail price of the smart telephone will be $289.99.

   The Company's smart telephone is designed not only to simplify the use of existing intelligent network services, but also to support new network services such as integrated Caller ID and Call Waiting with call disposition and to support interactive applications such as home banking, catalogue shopping, national directory assistance, e-mail and paging. CDT believes that the marketing of smart telephones will be actively supported by RBOCs and other telcos which are seeking to offer intelligent network services to their customers, and by banks which are seeking to reduce costs through the adoption by consumers of home banking services.

   Under the Company's strategic alliance with US Order, the Company has agreed that until January 17, 2000, all smart telephones that it produces and sells to telcos will be pursuant to the US Order agreement. During the term of the agreement, the Company will manufacture and exclusively market the smart telephone to telco customers. For each such smart telephone that the Company sells or leases through December 31, 1997, the Company will pay US Order a royalty of 10% of the sale or lease price, with the royalty thereafter subject to annual good faith renegotiations. The strategic alliance may be terminated by the Company if the smart telephone under development is not available for commercial distribution by April 1, 1996. The agreement grants US Order the right to manufacture and exclusively market ADSI-compatible smart telephones outside of the telco market, and provides that US Order will pay CDT a royalty of 10% of the sale or lease price for each such sale or lease. US Order may terminate the strategic alliance agreement if the Company ceases to distribute telecommunications products to at least four telcos during any twelve-month period. CDT will exclusively purchase from US Order and resell interactive applications made available by US Order, such as national directory assistance and home catalogue shopping.

   In accordance with the Company's strategic alliance agreement with US Order, and an exchange agreement entered into on April 6, 1995, the Company exchanged 170,743 shares of the Company's Common Stock for 230,000 shares of common stock of US Order with an equivalent fair market value. The agreement also provides for the Company and US Order to exchange up to an additional $3 million in fair market value of each other's common stock in 1996 with a maximum of 200,000 shares.

   Services

   The Company has provided telephone repair and refurbishment services to RBOCs, other telcos and certain telephone equipment manufacturers for a wide variety of telecommunications products, including corded and cordless telephones, key telephone business systems, coin telephones and leased telephone products. The Company believes that its capabilities in this area have strengthened its relationship with the RBOCs and other telcos. During 1995, the Company's service customer base included Southern New England Telecommunications Corp. ("SNET"), TIE/communications, Inc. ("TIE"), Nitsuko America Corp., Conair Corp., and Sears, Roebuck & Co. ("Sears").

   Additionally, through its joint venture with Blau Marketing Technologies, Inc., Worldwide Telecom Partners, Inc. ("Worldwide Telecom"), the Company markets intelligent network services to end users on behalf of RBOCs. This joint venture recently completed a program that marketed Caller ID services to Bell Atlantic Corp. ("Bell Atlantic") customers in Maryland, New Jersey and Virginia. Additionally, Worldwide Telecom has been engaged by NYNEX to market Caller ID and other intelligent network services to NYNEX customers in Massachusetts and New York. See "Marketing and Distribution".

   In addition to repair and refurbishment services, the Company offers fulfillment services whereby the Company utilizes its systems and facilities to provide customer service, inventory handling and management, and billing services in connection with the distribution of telecommunications equipment.

   Acquisitions and Agreements

   During 1995, the Company identified joint venture, acquisition and other opportunities to complement and enhance its strategy of supporting its RBOC customers in their deployment of intelligent network services.

   The Company acquired the Canadian Caller ID business of TIE, facilitating CDT's ability to market Caller ID adjunct devices, integrated Caller ID telephones and Caller ID answering machines in Canada and to widen its product offerings, strengthen its product development capability and add manufacturing capacity.

   The Company formed Worldwide Telecom pursuant to a joint venture agreement with Blau Marketing Technologies, Inc. for the marketing of intelligent network services to end users on behalf of the RBOCs and other telcos.

   The Company entered into a strategic alliance with US Order to manufacture and market smart telephones designed to support ADSI-compatible network services and interactive applications such as home banking, national directory assistance, catalogue shopping and prepaid long distance.

   In November, the Company entered into an agreement with Southwestern Bell Telecommunications, Inc. ("SBT") whereby it acquired the exclusive worldwide distribution rights to the Landmark [R] line of business products, including the digital key service units, key sets and ancillary devices sold with the Landmark [R] trademark, and acquired the Landmark [R] trademark and certain inventory. The Company believes that the introduction of national Caller ID service following the regulatory changes effective in December 1995, will likely result in increased demand for Caller ID products and services by businesses. The Company believes that the SBT arrangement provides the Company a platform from which to serve this market.

   In December, the Company formed a new subsidiary, G-tel Corp., which acquired assets and liabilities from G-Communications, Inc., a company engaged in the development and distribution of telecommunications products primarily in the retail and international marketplaces. In addition, CLT Telecommunications Corp., a Taiwanese manufacturer with extensive experience in the design and production of wireless telecommunications equipment, acquired a minority equity interest in G-tel Corp.

   Marketing and Distribution

   The Company markets its products and services through a direct sales force of 14 employees, supported by its marketing department, and currently uses 33 independent sales representative firms. The Company's distribution strategy is to make its products available to potential end users through multiple distribution channels described below. Bell Atlantic, BellSouth Corp. ("BellSouth") and US West Communications, Inc. ("US West") each accounted for more than 10% of the Company's total revenues for 1995.

   Direct Fulfillment Arrangements

   The Company sells telecommunications products to RBOC subscribers and other telco subscribers through direct fulfillment arrangements with Ameritech Corp. ("Ameritech"), Bell Atlantic, BellSouth, Frontier Corp., US West, and NYNEX. In most instances, the telco representatives market both Caller ID service and CDT equipment to subscribers and transmit equipment orders to CDT electronically on a daily basis. The Company then ships its equipment directly to the subscribers and bills the telco, which, in turn, bills its subscribers directly or through a third party. As part of promotional campaigns, some RBOCs may elect to purchase Caller ID units from the Company and distribute them to their subscribers free of charge. The Company provides an 800 number service and support to help the subscriber understand how to utilize the Caller ID service and equipment.

   The Company continually seeks to strengthen its current telco marketing alliances and to develop new alliances. The Company believes that marketing of Caller ID service and equipment is more successful when the subscriber can subscribe to Caller ID service and purchase or lease Caller ID equipment from a single source, especially when payment for equipment can be made either on an installment basis or by monthly lease payments through the subscriber's telephone bill. The Company believes that subscriber satisfaction with Caller ID service is enhanced when the subscriber receives Caller ID equipment promptly after ordering the service and is provided an 800 number for service and support.

   Direct Marketing on Behalf of Telcos

   In May, 1995 the Company entered into a joint venture agreement with the direct marketing firm of Blau Marketing Technologies, Inc. The joint venture operates through a jointly owned corporation, Worldwide Telecom, which is 50% owned by each of the joint venturers. The joint venture agreement is terminable by either party upon sufficient advance notice to the other to enable Worldwide Telecom to complete performance of any outstanding contracts with telcos.

   Worldwide Telecom has provided direct marketing services to Bell Atlantic and NYNEX under several separate programs. The first such program with Bell Atlantic customers in New Jersey included direct mail advertising with follow-up outbound telemarketing to potential Caller ID customers. Following the successful completion of this first program, Worldwide Telecom has completed additional programs for Caller ID, Call Answering and Call Waiting services. The Company intends to expand the activities of Worldwide Telecom in 1996. The Company supplies all Caller ID units and product management services for Worldwide Telecom, and recognized $2,813,000 in revenues for products sold to Worldwide Telecom in 1995. See "Acquisitions and Agreements".

   Direct Sales to Telcos

   Through its direct sales force and sales representatives, the Company sells Caller ID units in quantity to a number of telcos, including Bell Atlantic, BellSouth, NYNEX, and others, which units may be redistributed either under the CDT name or the respective telco's trade name. The Company, through its Canadian subsidiary, sells its products directly to Bell Canada Inc. and to other telcos in Canada.

   Leasing Programs with RBOCs and other Telco Customers

   In 1992, the Company entered into a leasing agreement with US West, whereby the Company leases Caller ID units directly to US West customers. The leasing program enables subscribers to pay a monthly fee for the service and the equipment and provides CDT with a stream of recurring revenues. During the fourth quarter of 1995, the Company was notified by US West that it would discontinue leasing new units under the leasing program. Notwithstanding the discontinuation of this program, previously existing leases will remain in effect. The Company is not able to estimate the effect on future operations of this discontinued leasing program. The Company believes that leasing will be an attractive option for telcos and telco customers for higher priced equipment, such as ADSI-compatible smart telephones and expects to expand its leasing program to NYNEX and other telcos in 1996.

   Retail/Private Label Customer Sales

   The Company sells Caller ID units to national, regional and local retailers and private label customers. A substantial portion of the Company's retail sales are made through manufacturers' representatives or distributors with the support of the Company's sales personnel. The Company's private label customers include Gemini Industries, Inc. and Northern Telecom Ltd. The Company's retail customers include Sears and Home Depot Inc. in the United States and Consumers Distributing Co. and Price/Costco Inc. in Canada.

   Seasonality

   The Company's product lines are not subject to sales seasonality to a material extent.

   Backlog

   At December 31, 1995, the Company did not have a significant backlog.

   Product Development

   The Company's product development efforts are focused on new products that support intelligent network services, product enhancements, international standards compliance and the continued improvement of hardware components to reduce manufacturing costs. The Company's product development group is experienced in engineering products for high-volume assembly, stressing low-cost manufacturing design while maintaining quality, consistency and reliability. The Company's products utilize proprietary electrical, mechanical and software design.

   At December 31, 1995, 11 employees were engaged in product development including seven in the Company's New Milford, Connecticut facility and four in the Company's Brampton, Ontario, Canada facility. On September 15, 1994, the Company entered into an agreement with Standard Telecommunications Ltd. ("STL") of Hong Kong, an affiliate of the Company's principal manufacturer, to provide additional design, engineering and product development support services to the Company on a subcontract basis. In addition, the Company expects to increase the number of personnel devoted to product development efforts.

   The Company has a strategic alliance agreement with US Order pursuant to which the Company and US Order jointly develop and the Company will manufacture and sell to telco customers smart telephones based on the ADSI protocol. See "Products and Services".

   In 1993, 1994 and 1995, the Company's research and development expenditures were $327,000, $782,000 and $1,476,000, respectively.

   Manufacturing

   The Company's primary equipment manufacturer is STL and certain of its affiliates, which have ISO certified facilities located in Hong Kong and the People's Republic of China, for the manufacture of its Caller ID units and other products. In connection with the licensing and distribution agreement with SBT and the formation of the Company's G-tel Corp. subsidiary, the Company established relationships with two additional manufacturers with ISO certified facilities in Malaysia and Taiwan. The facilities of the Company's suppliers are supplemented, in part, by the Company's own limited manufacturing facilities in Connecticut and Canada. The availability or cost of the Company's products may be affected by political, economic or labor conditions in the countries where those products are manufactured, including the 1997 return of Hong Kong to China, by fluctuations in currency exchange rates and by other factors. In addition, a change in the tariff structure or other trade policies of the United States could adversely affect the Company's foreign manufacturing strategies.

   The Company does not have any production contracts with its assembly contractors. The Company's principal manufacturer performs comprehensive inspection and statistical process control testing, utilizing the Company's internally designed automated testing equipment. To date, the Company has not experienced significant returns of defective products.

   In May 1995, the Company, through its Canadian subsidiary, acquired certain assets of TIE's Canadian subsidiary related to TIE's Canadian Caller ID business. In connection with that acquisition, the Company entered into a sublease for a facility in Brampton, Ontario, Canada and initially hired 15 people to staff the Company's operations from the facility. In addition to design and sales functions, the facility supports manufacturing capability sufficient to supply its needs for the Canadian market.

   In the United States, the Company's manufacturing operations are limited to the testing, quality control and shipping of finished products and the purchase and inventory management of two key components of the Company's products.

   The key components used in the Company's products are currently being purchased from two sources, except for its application specific integrated circuit ("ASIC") chips, which are purchased from a single source. The only supply contract to which the Company is a party is with the maker of its ASIC chips. The Company has no other supply contracts for its components. Although the Company believes it could develop other sources for each of the components for its products, the process could take several months, and the inability or refusal of any such source to continue to supply components could have a material adverse effect on the Company pending the development of an alternative source. The Company is working with another ASIC supplier to design and develop a new ASIC chip to help meet future production requirements.

   Competition

   The market for the Company's products and services is highly competitive and subject to rapid technological change. At present, the Company's principal competitors are CIDCO Incorporated, AT&T Corp. ("AT&T") and Northern Telecom Ltd. The Company's Caller ID products also compete with Caller ID telephones offered by Panasonic, Sony Corp. and Thomson. The smart telephone intended to be marketed by the Company through an alliance with US Order is subject to competition from smart telephones marketed by Philips Electronics N.V., AT&T and Northern Telecom Ltd. as well as other emerging platforms for interactive applications delivered through personal computers and cable television. The Company expects competition to increase in the future from existing and new competitors, possibly including telcos or other current customers, from network switch-based services and from the increased application of cellular technology. The Company's primary current and potential competitors in the market for products that support intelligent network services have substantially greater financial, marketing and technical resources than the Company. Increased competition could materially and adversely affect the Company's results of operations through price reductions and loss of market share.

   The Company competes with a large number of competitors for its repair services and other services supporting the development and implementation of intelligent network services. Several of the Company's competitors in the market for such services have substantially greater financial, marketing and technological resources than the Company. There can be no assurance that the Company will be able to continue to compete successfully against its existing competitors or that it will be able to compete successfully against new competitors.

   The Company believes that the principal competitive factors in its markets are knowledge of the requirements of the various RBOCs and other telcos, product reliability, product design, the quality of its repair and support services, customer service and support, and price relative to performance. The Company competes in the market for products that support intelligent network services principally on the basis of its relationships with telcos, product design and reliability, low product pricing and flexibility of marketing alternatives, including leasing.

   Government Regulation

   In the United States, Caller ID and other intelligent network services offered by telcos are subject to federal and state regulation. Although Caller ID is currently available in 48 states and the District of Columbia, during the past several years, protests by special interest groups and regulatory concerns regarding the privacy aspects of the service have been effective in both slowing down the regulatory approval process and, in most states, requiring free per-call or per-line call blocking to be offered by the telcos, thereby allowing a caller to prevent the display of his or her name and number. As of December 31, 1995, Caller ID service was not available in California and Hawaii.

   In most states, the telcos have been instrumental in gaining regulatory approval of the service and have sought to address privacy concerns by offering call blocking services. However, in certain states, regulatory delays have caused telcos to postpone the introduction of Caller ID service and in others, such as California, telcos have chosen not to introduce the service because of the undue burden of restrictions proposed by regulatory authorities.

   An FCC order effective December 1, 1995 (the "FCC Order"), requires all U.S. telephone service providers with SS7 switching architecture to transmit to each other without charge Caller ID number information on interstate calls within the United States (except for public pay phones and party lines). The FCC's order also requires that telcos that offer Caller ID service must provide to their telephone subscribers without charge a per-call blocking mechanism to block the transmission of their Caller ID information on interstate calls and must inform subscribers that their telephone numbers may be identified to a called party and how to use this blocking capability.

   Although the FCC Order was implemented December 1, 1995, several factors may delay, prevent or substantially limit the implementation or market acceptance of Caller ID. Before Caller ID service may be offered, the telco must receive state regulatory approval. Also, the availability of Caller ID service in a particular area requires end-to-end interconnection of SS7 networks between telcos and other carriers. Further, the FCC Order requires telcos to offer free per-call blocking for interstate calls to all customers to protect privacy interests and permits state public utility commissions to authorize per-line blocking for interstate calls. Such blocking, if widely adopted, could limit the usefulness and marketability of the Caller ID service.

   The California Public Utilities Commission and AT&T filed petitions for review of the FCC Order in federal court challenging portions of the FCC Order. Although the FCC Order withstood that particular challenge, other parties have also objected to, sought delays in the implementation of or sought clarification of the FCC Order. In addition, in the future, Caller ID service may be subject to additional state and federal legislation, regulation and court challenges. The Company is unable to predict what effect, if any, further legislation, regulation, court challenges or other objections may have on the FCC Order or Caller ID service.

   In Canada, the Canadian Radio-television and Telecommunications Commission regulates Caller ID and intelligent network services. The Company believes that Canadian regulation of telecommunications devices for intelligent network services is not more burdensome than regulation in the United States. In Canada, Caller ID service is available on a national and local basis on networks with SS7 architecture.

   Patents, Proprietary Rights and Licenses

   The Company holds limited patent or registered intellectual property rights with respect to its products. The Company has been issued a patent for its "Block the Blocker" feature. The Company has also applied for a patent on its SCWID product. However, there can be no assurance that a patent will be issued to the Company for its SCWID product or that such patent, if issued, will afford effective protection of the Company's technology. The Company also believes that, because of the rapid pace of technological change in the voice and data communications market, the knowledge, ability and experience of the Company's employees, the frequency of product enhancements and the quality of support services provided by the Company will all contribute to the Company's success.

   The Company additionally relies on trade secret laws to establish and maintain its proprietary rights to its products. Although the Company has obtained confidentiality agreements from its key executives and engineers in its product development group, there can be no assurance that third parties will not independently develop the same or similar alternative technology, obtain unauthorized access to the Company's proprietary technology or misuse the technology to which the Company has granted access.

   A portion of the messaging technology used in the Company's Caller ID products is licensed from AT&T on an exclusive basis. However, AT&T reserved to itself and its subsidiaries the right to use the technology for all purposes relating to its and its subsidiaries' businesses. The Company has rights to practice the inventions under certain of AT&T's Caller ID patents. These patents are also licensed to others, including the Company's competitors. AT&T receives royalties from sales and leases of the Company's Caller ID products other than to AT&T. The Company incurred royalty expense of $277,000, $684,000 and $1,129,000 in 1993, 1994 and 1995, respectively.
   The AT&T license agreement has no expiration date but is terminable by AT&T for breach on two months' written notice unless within such time all specified breaches have been remedied. If the AT&T license were terminated and the Company were unable to negotiate a new patent license agreement with AT&T, the Company would no longer be authorized to manufacture or sell Caller ID products in the United States other than to the RBOCs and to AT&T. Additionally, under the agreement, CDT granted AT&T a non-exclusive, royalty-free license to all patents on inventions which are improvements or modifications based upon the technology licensed from AT&T.

   Employees

   At December 31, 1995, the Company employed 174 full-time persons, of whom 73 were engaged in repair and manufacturing, 11 in product development, 14 in sales and marketing, 40 in customer service, 21 in operations, and 15 in management, finance and administration. The Company has no collective bargaining agreement with its employees and believes that its relationship with its employees is good.

   Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

   The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including the following information in this Form 10-K in order to do so. The Act only became law in late December 1995 and, except for the Conference Report, no official interpretations of the Act's provisions have been published. Many of the following important factors discussed below have been discussed in the Company's prior SEC filings.

   The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results for the first quarter of 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

   - The timing of implementation and promotion of Caller ID service by telcos, and the timing of switch and software upgrades; delays in the introduction of Caller ID service in local markets or failure of this service to gain widespread market acceptance; the possible adverse effect on subscriber acceptance of Caller ID service of various factors, including the pricing of Caller ID service and equipment, the ability of callers to block the display of their name and number and any features of such service required or permitted by regulatory authorities which may limit the usefulness thereof.

   - The effects of competition and rapid technological change in the markets for the Company's products and services; the introduction of new products by new and existing competitors; the ability and willingness of purchasers to substitute other products for the Company's products; the effects of emerging platforms for interactive applications delivered through personal computers and cable television; increasing competition in the future from existing and new competitors, possibly including telcos or other current customers, from network switch-based services and from the increased application of cellular technology, the ability of the Company to compete effectively with competitors and potential competitors in the market for products that support intelligent network services that have substantially greater financial, marketing and technical resources than the Company; and possible price reductions and loss of market share resulting from increased competition.

   - The level of acceptance of the Company's leasing programs for Caller ID and other products; the effect of any telco's decision to discontinue leasing; and cancellation of existing leases by subscribers resulting from, among other reasons, new product introductions, including smart telephones, and other changes in technology.

   - Dependence of sales and leases to individual telco subscribers on direct fulfillment distribution arrangements with certain RBOCs and other telcos and resulting concentration of customer base and resulting adverse effects from the loss of any one or more of the Company's major customers or the termination of the Company's distribution arrangements with any telco.

   - Failure to forecast growth accurately, or the failure or inability of the Company to manage its growth successfully, resulting in problems with respect to, among other things, the size or quality of the Company's work force, the adequacy of the Company's and its suppliers production facilities, the adequacy of its management information systems and inventory controls, a high backlog of product orders and delays in customer service and support.

   - Failure to anticipate on a timely basis the Company's future requirements for personnel, facilities or systems or to maintain the levels of customer service that it has provided in the past; and the inability of the Company to anticipate and meet these requirements, or a decline in the quality of the Company's customer service or delays in the delivery of the Company's products.

   - The loss of any key executive officers or technical employees or the inability to hire additional skilled personnel to support the continued growth of the Company's business.

   - Concentration of the Company's business activities in fields characterized by rapid and significant technological advances and the effects of any failure by the Company to remain competitive technologically or failure of the Company's products, processes, or services to continue to be reflective of technological advances, failure to introduce new products or product enhancements that achieve market acceptance on a timely basis; the occurrence of unanticipated technical, marketing or other problems or delays relating to new products, features or services which the Company has recently introduced or which the Company may introduce in the future; lack of success of the Company s new products, features or services; possible adverse effects of the introduction of new products, features or services by the Company or its competitors on the sales of the Company's existing products or services; or failure by the Company to be able to adapt successfully to future changes in the telecommunications industry.

   - Risks associated with protection of Company's technology and developments by or against the Company relating to intellectual property rights and intellectual property licenses.

   - Dependence on alliance with US Order with respect to development and commercialization of smart telephones; US Order's right to terminate the strategic alliance agreement if the Company ceases to distribute telecommunications products to at least four telcos during any twelve-month period; and dependence on US Order's ability to meet design specifications and delivery requirements for its products and services.

   - Level of consumer market acceptance of smart telephone technologies and levels of expansion in the consumer market for telephone-based interactive applications technologies; the timing of introduction of, necessary regulatory approvals for, or market acceptance of ADSI-based intelligent network services and applications; and effects of competition in ADSI-based intelligent network services markets from other emerging interactive applications delivered through personal computers, cable television and Integrated Service Digital Network
        (ISDN).

   - Variations in the Company's revenues and operating results from quarter to quarter due to a variety of factors, some of which are beyond the Company's control; including the timing of the initiation of Caller ID or other intelligent network services by a telco; the timing and extent of promotional activities by a telco; the rate of customer acceptance of Caller ID and other intelligent network services; the timing and market acceptance of new product introductions; disruptions in sources of supply; changes in service charges by a telco; the timing and the level of expenditures for sales, marketing and new product development by the Company and its competitors; the effects of government regulation on Caller ID and other intelligent network services; general economic conditions; and other factors. No assurance can be given that such quarterly variations will not occur in the future and, accordingly, the results of any one quarter may not be indicative of the operating results for future quarters.

   - Dependence on a single foreign manufacturer with facilities in Hong Kong and the People's Republic of China for production of most of the Company's Caller ID units and other products; effects on the availability or cost of the Company's products of political, economic or labor conditions in the countries where those products are manufactured, including the 1997 return of Hong Kong to China, by fluctuations in currency exchange rates and by other factors; and possible effects of changes in the tariff structure, trade policies, monetary and fiscal policies or laws and regulations of the United States or other countries on the Company's foreign manufacturing strategies.

   - Lack of supply contracts for product components and possible delays or costs arising in connection with arranging for substitute components.

   - Effect of existing and future government regulation on Caller ID and other intelligent network services, including regulation by the federal government, state public utility commissions and other regulatory authorities, as well as court challenges, including possible challenges due to protests from special interest groups that object to such services on the basis of privacy concerns and the effects of changes in law, such as the Telecommunications Act of 1996.

   Many of the foregoing factors have been discussed in the Company's prior SEC filings and, had the Act become effective at a different time, would have been discussed in an earlier SEC filing instead of this Form 10-K. The foregoing review of factors pursuant to the Private Litigation Securities Reform Act of 1995 should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of said Act.


   ITEM 2.   PROPERTIES

   The Company maintains its principal administrative, development and support facility at a building located in New Milford, Connecticut which consists of approximately 63,000 square feet. The Company leases this facility under a lease that expires in 2004. The rent is $2.20 per square foot per year plus taxes, operating expenses and insurance. The Company's lease includes an option to purchase the building at fair market value as defined in the lease at any time from July 1, 1999 until the expiration of the lease.

   Certain environmental contamination occurred in the part of the facility formerly occupied by another tenant and the Connecticut Department of Environmental Protection ("DEP") performed a clean-up and removed such contamination. The DEP notified Cee Associates Limited Partnership, in which the Company is a general partner, in the first quarter of 1994 that it is a responsible party for the costs of the environmental clean-up performed at the facility and demanded payment by the partnership of $125,000. The Company has not received any notice of any violation of environmental laws by the Company or any notice of any direct claim against the Company associated with the contamination or clean-up at the facility. The Company does not believe that the foregoing will have a materially adverse effect on the Company.

   The Company also maintains a manufacturing, research and sales facility in Brampton, Ontario, Canada which consists of 15,750 square feet. The Company leases this facility under a sublease that expires October 31, 1996. The rent is $5.75 (Canadian) per square foot per year plus taxes, operating expenses and insurance.

   In connection with the purchase of assets and assumption of liabilities from G-Communications, Inc., the Company assumed from G-Communications, Inc. a lease for a sales and warehouse facility which consists of 4,200 square feet. The lease expires April 30, 1998, with rent increasing from $6.60 to $7.80 per square foot over the term of the lease plus taxes, operating expenses and insurance.

   The Company believes that its facilities are suitable and adequate for the current and foreseeable future business of the Company, however the Company will continue to assess its warehousing needs as the Company expands its business.

   ITEM 3.   LEGAL PROCEEDINGS

   None.

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

   ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT*

   The names of the executive officers of the Company are set forth below, together with the positions held by each such person in the Company. All executive officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified. None of these officers have family relationships with any other executive officer or Director.

          Name                  Age     Position with the Company
          ----                  ---     -------------------------
          Robert J. Schock      54      Chairman of the Board, President
                                        and Chief Executive Officer
          Timothy R. Welles     36      Executive Vice President and Chief
                                        Operating Officer

          Daniel V. Cusack      49      Executive Vice President
          Joseph W. Cline       47      Executive Vice President
          William L. Nutter     59      Vice President - Research,
                                        Development and Engineering
          John N. Giamalis      38      Vice President -  Finance,
                                        Treasurer, Chief Financial Officer
                                        and Secretary
   *  As of March 7, 1996


   Mr. Schock was appointed Chairman of the Board of the Company effective March 7, 1996. He has held the positions of President and Chief Executive Officer and director of the Company since September 1989 and President and director of the Company's principal subsidiary since 1981. From 1977 to 1980, Mr. Schock was director of national operations for ICOT Corporation, a telecommunications equipment manufacturer. From 1966 to 1977, Mr. Schock held a variety of positions with Xerox Corporation, including product manager, regional sales operations manager and regional manager for Microsystems.

   Mr. Welles was elected Executive Vice President and Chief Operating Officer and a director of the Company effective March 7, 1996. Prior to joining the Company, Mr. Welles was Senior Vice President of First Albany Corporation, an investment banking firm, from January 1994 to March 1996 with responsibilities related primarily to corporate finance activities. Prior to joining First Albany, Mr. Welles held various positions, most recently as Managing Director, at Advest, Inc., an investment banking firm, from August 1989 to January 1994. Prior to joining Advest, Inc., Mr. Welles practiced securities and corporate law at Cahill Gordon & Reindel in its New York office.

   Mr. Cusack was appointed Executive Vice President of the Company effective March 7, 1996. Prior thereto he was Senior Vice President of the Company from May 1995 to March 1996 and Vice President of Manufacturing of the Company from September 1989 to May 1995. He has been Vice President of Manufacturing of the Company's principal subsidiary since January 1981. From 1976 to 1980, Mr. Cusack was a field service manager of ICOT Corporation.

   Mr. Cline was appointed Executive Vice President of the Company effective March 7, 1996. Prior thereto, he was Vice President - Sales and Marketing of the Company from January 1995 to March 1996. Previously, Mr. Cline was President of SNET's Deregulated Products Group where he led SNET's customer premises and equipment business on a regional and national basis. Mr. Cline has more than 20 years of experience in the telecommunications industry, having held positions in systems planning and development, product management and development, sales and marketing and management with SNET.

   Mr. Nutter has been Vice President - Research, Development and Engineering of the Company since December 1989. Prior thereto, Mr. Nutter was employed by AT&T for 28 years in a number of positions. Immediately prior to joining the Company, Mr. Nutter served as manager of terminal product development for AT&T Network Systems.

   Mr. Giamalis has been Vice President - Finance, Treasurer, Chief Financial Officer and Secretary since May 1995 and was Director of Finance for the Company from March 1995 to May 1995. From 1992 to 1995 Mr. Giamalis was the Vice President and Treasurer of Connecticut National Life Insurance Company where he served as its principal financial officer. From 1990 to 1992 and 1983 to 1985, Mr. Giamalis held positions with the Travelers Corporation, including Director of Corporate Financial Planning. From 1985 to 1990, he was with Deloitte & Touche LLP, holding the position of Senior Audit Manager from 1987 to 1990.


   PART II

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

   Since February 9, 1996, the Company's Common Stock has been traded on the Nasdaq National Market under the symbol CDTX. Prior to February 9, 1996, the Company's Common Stock was listed on the American Stock Exchange under the symbol CDT.

   The table below sets forth the high and low quarterly sales prices for the common stock as reported by the American Stock Exchange.


                                                     Price Range
                                                 High         Low
                1995
            Fourth Quarter                      $23          $13 5/8
            Third Quarter                        27 1/4       16 3/4
            Second Quarter                       22 3/8       14 1/8
            First Quarter                        19 1/8       12 1/4

                1994
            Fourth Quarter                      $15 3/8       $4 3/8
            Third Quarter                         5 3/8        4
            Second Quarter                        6 5/8        4 1/8
            First Quarter                         7 1/8        3 7/8

   On February 29, 1996, there were 569 holders of record of the Company's Common Stock. On February 29, 1996, the last reported sales price of the Company's Common Stock was $22.88 per share.

   Dividend Policy

   The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain all earnings for the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company's existing bank line of credit agreement prohibits the Company from paying dividends.

   Stock Repurchase Program

   In October 1995, the Board of Directors approved a stock repurchase program whereby the Company is authorized to repurchase from time to time up to 500,000 shares of its common stock not to exceed $10 million. As of December 31, 1995, the Company had repurchased 15,000 shares for $210,000.



   ITEM 6.   SELECTED FINANCIAL DATA

   The following selected consolidated financial data for the years ended is derived from the consolidated financial statements of the Company which have been audited by the Company's independent certified public accountants. The data should be read in conjunction with the financial statements and notes thereto and other financial information included elsewhere in this Form 10-K.

                       (In thousands, except per share data)

                                  Year Ended December 31,
                            1991    1992     1993     1994     1995
    Statement of
    Earnings Data:

    Revenues              $8,006 $ 9,722  $17,439  $36,829  $74,194
    Gross profit           2,564   2,913    5,235   12,601   29,954
    Income from              252     551    2,053    6,300   18,898
    operations
    Net income                47     311    1,103    3,578   12,523

    Primary and fully       $.00    $.03     $.10     $.30     $.85
    diluted net income
    per share

    Fully diluted          9,623  10,849   10,910   11,806   14,722
    weighted average
    shares

                                     As of December 31,
                            1991    1992     1993     1994     1995

    Balance Sheet Data:

    Working capital       $3,902  $4,076   $2,326  $23,930  $68,915
    Property and             612     795    3,272    5,755    6,733
    equipment
    Total assets           5,772   5,641   10,487   33,133   86,405

    Total borrowings         646     183    2,130    2,000    1,000
    Stockholders'          4,514   4,825    6,082   28,353   80,568
    equity



   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following information includes forward-looking statements, the realization of which may be impacted by certain factors discussed under
   Item 1 -- Business -- Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Securities Litigation Reform Act of 1995.

   Results of Operations

   The following table sets forth, for the periods indicated, certain items from the Company's consolidated financial statements as a percentage of total revenues:

                                             Year Ended December 31,
                                            1993      1994      1995

          Revenues:
            Products                        66.9%     59.8%     69.7%
            Leases                          20.2      31.6      27.4
            Services                        12.9       8.6       2.9
                                           ______    ______    ______

              Total revenues               100.0     100.0     100.0

          Cost of sales (1):
            Products                        68.4      72.4      66.7
            Leases                          69.7      52.8      41.4
            Services                        78.8      67.6      60.7
              Total cost of sales           70.0      65.8      59.6
                                           ______    ______    ______
          Gross profit                      30.0      34.2      40.4

          Operating expenses:

            General and administrative      11.1       8.6       6.7
            Selling and marketing            5.2       6.4       6.2
            Research and development         1.9       2.1       2.0
                                           ______    ______    ______
              Total operating expenses      18.2      17.1      14.9
                                           ______    ______    ______

          Income from operations            11.8      17.1      25.5
          Other income (expense)            (0.6)     (0.4)      1.8
                                           ______    ______    ______
          Income before income taxes        11.2      16.7      27.3
          Income taxes                       4.9       7.0      10.4
                                           ______    ______    ______
          Net income                         6.3%      9.7%     16.9%
                                           ______    ______    ______



   (1) Percentages related to cost of sales represent percentages of each revenue category and, as a result, are not additive.



   Years Ended December 31, 1994 and 1995

   Revenues

   Total revenues increased 101% from $36,829,000 in 1994 to $74,194,000 in 1995. This growth, which was attributable primarily to higher Caller ID unit sales volume and expansion of the leasing program, was stimulated by the addition of new RBOC and other telco customers together with the increased availability and acceptance of Caller ID service resulting from regulatory approvals. Caller ID revenues increased 115% from $33,234,000 in 1994 to $71,344,000 in 1995; representing 90% and 96% of total revenues in 1994 and 1995, respectively. For the year ended December 31, 1995, a 135% increase in product sales to $51,733,000 and a 75% increase in leasing revenues to $20,325,000 resulted from these trends. Also contributing to the product sales increase was $2,813,000 of revenues for products sold to the Company's direct marketing joint venture, Worldwide Telecom and revenues of $2,718,000 from sales in the Company's acquired operations during 1995. During the fourth quarter of 1995, the Company was notified by US West that it would discontinue leasing new units under the leasing program. Notwithstanding the discontinuation of this program, previously existing leases will remain in effect. The Company expects to expand its leasing program to NYNEX and other telcos in 1996. Service revenues decreased 33% from $3,183,000 in 1994 to $2,136,000 in 1995. The decline in service revenues in 1995 was due primarily to the completion of contracts with certain customers.

   Cost of Sales and Gross Profit

   Cost of sales increased from $24,228,000 in 1994 to $44,240,000 in 1995 primarily as a result of the increases in sales and leasing of Caller ID units. Overall gross profit margins increased six percentage points from 34% in 1994 to 40% in 1995. Gross profit margins derived from sales of products increased five percentage points from 28% in 1994 to 33% in 1995 as a result of a greater proportionate mix of higher margin direct fulfillment revenues, the reduction in the cost of certain products due to design improvements and volume discounts from vendors and efficiencies resulting from a larger revenue base. Gross profit margins derived from Caller ID leasing increased 12 percentage points from 47% in 1994 to 59% in 1995 primarily as a result of additional fully depreciated units in the lease base coupled with the leasing of higher margin products.

   General and Administrative Expenses

   General and administrative expenses increased 57% from $3,182,000 in 1994 to $4,984,000 in 1995. The increase resulted from additional personnel and expenses required to support the growth in the Company's business, primarily in the areas of finance and corporate administration. As a percentage of total revenues, general and administrative expenses declined from 9% in 1994 to 7% in 1995.

   Selling and Marketing Expenses

   Selling and marketing expenses increased 97% from $2,337,000 in 1994 to $4,596,000 in 1995. The increase resulted primarily from higher commission and royalty expenses which vary directly with Caller ID revenues in addition to higher customer service staffing to support increased business activity. Also contributing to the increase in 1995 were incentives incurred with certain direct fulfillment programs. Selling and marketing expenses as a percentage of total revenues remained constant at 6% for the years ended December 31, 1994 and 1995.

   Research and Development Expenses

   Research and development expenses increased 89% from $782,000 in 1994 to $1,476,000 in 1995. The increase resulted from additional product development activity, including work on the Company's smart telephone, SCWID product, integrating Caller ID with Call Waiting, and the introduction of other new products and the modification of existing products. Included in research and development expenses is the cost of certain research and development services provided by the Company's principal manufacturer, STL.

   Other Income (Expense)

   Other expense, consisting primarily of interest expense, was $132,000 in 1994 due to borrowing under the Company's revolving line of credit. Increased borrowings were used to fund higher levels of inventories, leased equipment and increases in accounts receivable. In 1995, other income consists primarily of investment income earned on the investment of proceeds from the Company's secondary offerings completed in October 1994 and July 1995.

   Income Taxes

   Income taxes increased from $2,590,000 in 1994 to $7,687,000 in 1995 due to a higher level of taxable income. The effective income tax rate declined four percentage points from 42% in 1994 to 38% in 1995 as a result of the apportionment of income to states with lower tax rates and due to certain nontaxable investment income earned in connection with the investment of proceeds from the Company's secondary stock offerings.

   Net Income and Weighted Average Shares

   As a result of the foregoing factors, net income increased 250% from $3,578,000 in 1994 to $12,523,000 in 1995. The fully diluted weighted average shares increased from 11,806,000 shares in 1994 to 14,722,000 shares in 1995. The increase resulted primarily from the issuance of 1,645,000 shares in connection with a secondary common stock offering in July 1995 and the issuance of 170,743 shares to US Order in May 1995.

   Years Ended December 31, 1993 and 1994

   Revenues

   Total revenues increased 111% from $17,439,000 in 1993 to $36,829,000 in 1994. This growth, which was attributable primarily to higher Caller ID unit sales volume and expansion of the leasing program, was stimulated by increased availability and acceptance of Caller ID service resulting from regulatory approvals and marketing and promotional campaigns by telcos and the Company. Caller ID revenues increased 126% from $14,692,000 in 1993 to $33,234,000 in 1994; representing 84% and 90% of total revenues in 1993 and 1994, respectively.

   Of the $18,542,000 increase in Caller ID revenues from 1993 to 1994, $8,105,000 was generated from a leasing program implemented by the Company for US West subscribers. The growth of the leasing program resulted from additional state approvals for US West to offer Caller ID service, combined with promotional campaigns in new and existing areas.

   Service revenues increased from $2,247,000 in 1993 to $3,183,000 in 1994. The growth in service revenues in 1993 and 1994 was due primarily to new business from a telco customer.

   Cost of Sales and Gross Profit

   Cost of sales increased from $12,204,000 in 1993 to $24,228,000 in 1994 primarily as a result of the increases in sales and leasing of Caller ID units. Gross profit margin derived from sales of products declined from 32% in 1993 to 28% in 1994 due to changes in product mix among the various models of Caller ID units being marketed by the Company. Gross profit margin derived from Caller ID leasing increased from 30% in 1993 to 47% in 1994 due primarily to an increase in the number of fully depreciated units in the lease base in addition to the leasing of higher margin products. Gross profit margin for services was 21% in 1993 and 32% in 1994. The increase in service costs in 1993 was primarily attributable to start up costs associated with a new contract from a service customer. As a result of the foregoing factors, overall gross profit margins were 30% and 34% for 1993 and 1994, respectively.

   General and Administrative Expenses

   General and administrative expenses increased 64% from $1,938,000 in 1993 to $3,182,000 in 1994. The increase resulted from additional personnel and expenses required to support the growth in the Company's business, primarily in the areas of finance and corporate administration. As a percentage of total revenues, general and administrative expenses declined from 11% in 1993 to 9% in 1994.

   Selling and Marketing Expenses

   Selling and marketing expenses increased from $917,000 in 1993 to $2,337,000 in 1994. Higher commission and royalty expense payable on Caller ID revenues plus an increase in customer service staffing were the major components of the increase in 1994.

   Research and Development Expenses

   Research and development expenses increased 139% from $327,000 in 1993 to $782,000 in 1994. The increase resulted from increased product development activity by the Company and its principal manufacturer, including work on the Company's SCWID product, integrating Caller ID with Call Waiting and the introduction of certain new products and the modification of existing products.

   Other Income (Expense)

   Other expense, consisting primarily of interest expense increased from $101,000 in 1993 to $132,000 in 1994 due to increased borrowing under the Company's revolving line of credit. Increased borrowings were used to fund higher levels of inventories, leased equipment and increases in accounts receivable.

   Income Taxes

   Income taxes increased from $849,000 in 1993 to $2,590,000 in 1994 due to a higher level of taxable income. The effective income tax rate declined from 43% in 1993 to 42% in 1994 primarily due to the apportionment of taxable income to states with lower tax rates.

   Net Income and Weighted Average Shares

   As a result of the foregoing factors, net income increased 224% from $1,103,000 in 1993 to $3,578,000 in 1994. The fully diluted weighted average shares increased from 10,910,000 shares in 1993 to 11,806,000 shares in 1994. The increase resulted primarily from shares issued in connection with a secondary common stock offering in October 1994 for 2,400,000 shares.

   Liquidity and Capital Resources

   The Company's cash requirements for operating and investing activities in 1995 were financed primarily by the net proceeds from two common stock offerings aggregating approximately $51 million. In connection with the offerings, which were completed in July 1995 and October 1994, the Company issued 1,645,000 shares at $22.63 per share and 2,400,000 shares at $7.38 per share, respectively.

   During 1995, the Company's cash, equivalents and short-term investments increased by $17,619,000 resulting from the proceeds of the July 1995 offering, offset in part by cash used in operations, the funding of equipment purchases and certain acquisitions. At December 31, 1995, the Company had $31,632,000 in cash, cash equivalents and short-term investments. To improve the yield on its cash and equivalent holdings, in 1995, the Company invested in financial instruments that are diversified among high credit quality securities. These investments are reported at cost, which approximates market value, as short-term investments and cash equivalents.

   The Company's principal needs for cash are for investments in property and equipment and to fund working capital, primarily related to inventories and accounts receivable. To support the Company's growth, capital expenditures for the year ended December 31, 1995 aggregated $5,785,000. The Company's working capital increased from $23,930,000 at December 31, 1994 to $68,915,000 at December 31, 1995. The Company funded an increase in inventories of $17,739,000 for the year ended December 31, 1995 to ensure that units were available for timely fulfillment of sales orders, including the purchase of certain longer lead-time parts. In addition, accounts receivable increased by $10,831,000 for the year ended December 31, 1995 as a result of higher sales and the timing of certain collections.

   During the year ended December 31, 1995, the Company acquired the Canadian Caller ID business of TIE, acquired certain inventories, distribution rights and a trademark from SBT, acquired assets and assumed liabilities from G-Communications, Inc., and funded its portion of a joint venture arrangement entered into with Blau Marketing Technologies, Inc., investing a cumulative total of $3,921,000.

   The Company maintains a $4 million line of credit under a revolving loan agreement with a bank to meet short term cash requirements and to fund letters of credit in connection with commercial transactions. The Company elected to reduce the credit line from $8 million to $4 million in the first quarter of 1995. At December 31, 1995, $1 million of the line of credit was available to fund draw downs and letters of credit. The loan agreement is subject to renewal on April 30, 1996.

   In order to meet the Company's anticipated needs for cash during the foreseeable future, including amounts required to fund working capital, infrastructure and systems and new product development, the Company will utilize existing cash, equivalents and short-term investments, line of credit availability and cash provided by operations. In addition, on October 26, 1995, the Board of Directors approved a stock repurchase program whereby the Company is authorized to repurchase from time to time up to 500,000 shares of its common stock not to exceed $10 million. As of December 31, 1995, the Company had repurchased 15,000 shares for $210,000.

   Other

   The Company believes that inflation and changing prices have not had a material effect on the Company's revenues and profitability during the past three fiscal years.


   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


   Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . .

   Consolidated Financial Statements:

        Consolidated Balance Sheets as of December 31, 1994 and 1995 . . . .

        Consolidated Statements of Earnings for the Years Ended
          December 31, 1993, 1994 and 1995 . . . . . . . . . . . . . . . . .

        Consolidated Statements of Stockholders' Equity for Years
          Ended December 31, 1993, 1994 and 1995 . . . . . . . . . . . . . .

        Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1993, 1994 and 1995 . . . . . . . . . . . . . . . . .

        Notes to Consolidated Financial Statements . . . . . . . . . . . . .





   INDEPENDENT AUDITORS' REPORT

   Board of Directors and Stockholders
   Colonial Data Technologies Corp.
   New Milford, Connecticut

   We have audited the accompanying consolidated balance sheets of Colonial Data Technologies Corp. (the "Company") as of December 31, 1994 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Colonial Data Technologies Corp. as of December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



   Deloitte & Touche LLP

   Hartford, Connecticut
   January 26, 1996


                         COLONIAL DATA TECHNOLOGIES CORP.

              Consolidated Balance Sheets, December 31, 1994 and 1995
                         (In thousands, except share data)

    ASSETS                                         1994        1995
    CURRENT ASSETS:
      Cash and cash equivalents                 $14,013     $15,873
      Short-term investments                                 15,759
      Accounts receivable (net of
       allowance for doubtful accounts
       of $56 in 1994 and $332 in 1995)
       (Note 9)                                   5,102      16,069
      Inventories (Note 3)                        6,473      26,512
      Deferred income taxes (Note 6)                131         168
      Other assets                                  991         371
                                                _______     _______
         Total current assets                    26,710      74,752

    PROPERTY AND EQUIPMENT (Note 4):
      Leased                                      5,001       3,541
      Other                                         754       3,192
                                                _______     _______
         Total property and equipment             5,755       6,733

    DEFERRED INCOME TAXES (Note 6)                  668         599
    INTANGIBLE ASSETS                                           675
    INVESTMENTS (Note 2)                                      3,646
                                                _______     _______
    TOTAL ASSETS                                $33,133     $86,405
                                                _______     _______

    LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Accounts payable                          $ 1,497     $ 2,483
      Accrued expenses                              622       1,610
      Accrued royalties                             398         528
      Income taxes payable                          263         216
      Short-term borrowings (Note 5)                          1,000
                                                _______     _______
         Total current liabilities                2,780       5,837

    LONG-TERM BORROWINGS (Note 5)                 2,000
    COMMITMENTS AND CONTINGENCIES (Notes 8
    and 11)
    STOCKHOLDERS' EQUITY (Note 7):
      Common stock, par value $.01,
        authorized 20,000,000 shares,
        issued and outstanding 13,299,241
        shares in 1994; issued 15,432,484
        and outstanding 15,417,484 in 1995          133         154
      Additional paid-in capital                 22,142      62,059
      Retained earnings                           6,078      18,601
      Cumulative translation adjustment                         (36)
      Treasury stock, at cost, 15,000
        shares                                                 (210)
         Total stockholders' equity              28,353      80,568
                                                _______     _______

    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                      $33,133     $86,405
                                                _______     _______

    See notes to consolidated financial statements.


                         COLONIAL DATA TECHNOLOGIES CORP.

                        Consolidated Statements of Earnings
               For The Years Ended December 31, 1993, 1994 and 1995
                       (In thousands, except per share data)

                                          1993      1994       1995
    REVENUES (Note 9):
      Products                         $11,667   $22,016    $51,733
      Leases                             3,525    11,630     20,325
      Services                           2,247     3,183      2,136
                                       _______   _______    _______
         Total revenues                 17,439    36,829     74,194

    COST OF SALES:
      Products                           7,977    15,939     34,520
      Leases                             2,456     6,137      8,424
      Services                           1,771     2,152      1,296
                                       _______   _______    _______
         Total cost of sales            12,204    24,228     44,240
                                       _______   _______    _______
    GROSS PROFIT                         5,235    12,601     29,954

    OPERATING EXPENSES:

      General and administrative         1,938     3,182      4,984
      Selling and marketing                917     2,337      4,596
      Research and development             327       782      1,476
                                       _______   _______    _______
         Total operating expenses        3,182     6,301     11,056
                                       _______   _______    _______

    INCOME FROM OPERATIONS               2,053     6,300     18,898

    OTHER INCOME (EXPENSE):
      Investment income                      4        92      1,351
      Interest expense                    (105)     (224)       (39)
                                       _______   _______    _______
         Total other income               (101)     (132)     1,312
         (expense)                     _______   _______    _______

    INCOME BEFORE INCOME TAXES           1,952     6,168     20,210
    INCOME TAXES (Note 6)                  849     2,590      7,687
                                       _______   _______    _______
    NET INCOME                         $ 1,103   $ 3,578    $12,523
                                       _______   _______    _______

    PRIMARY AND FULLY DILUTED NET         $.10      $.30       $.85
     INCOME PER SHARE                  _______   _______    _______

    WEIGHTED AVERAGE SHARES:
      Primary                           10,867    11,731     14,709
                                       _______   _______    _______
      Fully diluted                     10,910    11,806     14,722
                                       _______   _______    _______

    See notes to consolidated financial statements.



                         COLONIAL DATA TECHNOLOGIES CORP.

                  Consolidated Statements of Stockholders' Equity
               For The Years Ended December 31, 1993, 1994 and 1995
                                  (In thousands)

                Common Stock
                ------------
               Shares          Additional           Cumulative
               Outst-   Par    Paid-in    Retained  Translation  Treasury
               anding   Value  Capital    Earnings  Adjustment   Stock    Total

    BALANCE,     9,823  $ 99   $ 3,329    $ 1,397                       $ 4,825
    December
    31, 1992

    Issuance       125             154                                      154
    of common
    stock due
    to exercise
    of stock
    options and
    warrants

    Net income                              1,103                         1,103
                ______  ____   _______    _______                       _______

    BALANCE,     9,948    99     3,483      2,500                         6,082
    December
    31, 1993

    Issuance     2,400    24    16,078                                   16,102
    of common
    stock, net
    of related
    costs
    (Note 7)

    Issuance       951    10     2,581                                    2,591
    of common
    stock due
    to exercise
    of stock
    options
    and warrants
    and related
    income tax
    benefit

    Net income                              3,578                         3,578
                ______  ____   _______    _______                       _______

    BALANCE,    13,299   133    22,142      6,078                        28,353
    December
    31, 1994

    Issuance     1,645    16    34,681                                   34,697
    of common
    stock, net
    of related
    costs
    (Note 7)

    Issuance       317     3     1,845                                    1,848
    of common
    stock due
    to exercise
    of stock
    options and
    warrants
    and related
    income tax
    benefit

    Issuance       171     2     3,391                                    3,393
    of shares
    shares to
    US Order,
    Inc. (Note 2)

    Acquisition    (15)                                      $(210)        (210)
    of treasury
    stock

    Net income                             12,523                        12,523

    Translation                                      $(36)                  (36)
    adjustments ______  ____   _______    _______    ____    _____      _______

    BALANCE,    15,417  $154   $62,059    $18,601    $(36)   $(210)     $80,568
    December
    31, 1995    ______  ____   _______    _______    ____    _____      _______

    See notes to consolidated financial statements.



                         COLONIAL DATA TECHNOLOGIES CORP.

                       Consolidated Statements of Cash Flows
               For The Years Ended December 31, 1993, 1994 and 1995
                                  (In thousands)


                                          1993      1994      1995
    CASH FLOWS FROM OPERATING
    ACTIVITIES:

     Net income                         $1,103   $ 3,578   $12,523

     Adjustments to reconcile net
      income to net cash provided by
      (used in) operating
      activities:

      Depreciation and amortization      1,808     4,159     4,990
      Loss on disposal of assets                     174
      Provision for bad debts                5        72       480

      Increase in reserve for               68        94       109
       inventories

      Deferred income taxes               (640)     (197)       32

      Changes in assets and
       liabilities:
       Accounts receivable                (493)   (1,765)  (10,831)
       Inventories                      (1,299)   (3,482)  (17,739)
       Prepaid expenses                    (55)      (20)     (213)
       Accounts payable                    657       603       614
       Income taxes receivable             582       843       889
        and payable

       Accrued liabilities                 449       311     1,036
                                        ______   _______   _______
       Net cash provided by (used in)    2,185     4,370    (8,110)
        operating activities

    CASH FLOWS FROM INVESTING
    ACTIVITIES:
     Capital expenditures:
      Leased equipment                  (4,043)   (6,453)   (3,123)
      Other equipment                     (242)     (363)   (2,662)
     Purchase of investments                               (22,836)

     Proceeds from sale of                                   7,077
       investments

     Purchase of subsidiaries, net                          (3,668)
       of cash acquired

     Other investments                                        (253)
                                        ______   _______   _______

     Net cash used in investing         (4,285)   (6,816)  (25,465)
       activities

    CASH FLOWS FROM FINANCING
    ACTIVITIES:
      Proceeds from issuance of            154    16,578    36,645
       common stock, net of related
       costs and related income tax
       benefit

      Payments to acquire treasury                            (210)
       stock

      Net proceeds (repayments) from     1,947      (130)   (1,000)
       borrowings                       ______   _______   _______

      Net cash provided by financing     2,101    16,448    35,435
       activities                       ______   _______   _______

    CASH AND CASH EQUIVALENTS:
      NET INCREASE                           1    14,002     1,860

      BEGINNING OF YEAR                     10        11    14,013
                                        ______   _______   _______
      END OF YEAR                       $   11   $14,013   $15,873
                                        ______   _______   _______

    See notes to consolidated financial statements.


                         COLONIAL DATA TECHNOLOGIES CORP.

                    Notes to Consolidated Financial Statements
               for the Years Ended December 31, 1993, 1994 AND 1995

   1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Business - Colonial Data Technologies Corp. together with its subsidiaries (the "Company") designs, develops and markets telecommunications products that support intelligent network services being developed and implemented by the regional Bell operating companies and other telephone operating companies. Through its subsidiaries, the Company distributes small business systems with the Landmark [R] trademark and high-end consumer equipment, including advanced cordless products. The Company also repairs and refurbishes telecommunications products for commercial customers and provides other services that support the development and implementation of intelligent network services.

        Consolidation - The consolidated financial statements include the accounts of the Company after elimination of all intercompany balances and transactions. Certain 1993 and 1994 amounts were reclassified to conform to the 1995 presentation.

        Revenue Recognition - Revenue is recorded when products and repair merchandise are shipped to the customer. Lease revenue is recorded based on the units in service at the end of the prior month since these leases are cancelable at any time.

        Cash and Cash Equivalents - Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less.

        Short-term Investments - The Company reports its short-term investments in marketable securities as available-for-sale. Realized gains or losses are determined on the first-in, first-out method and are reflected in net income. Short-term investments are reported at cost which approximates fair value.

        Inventories - Inventories are stated at the lower of cost or market with cost determined on a weighted average basis.

        Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method based upon the estimated useful lives of the assets as follows:

        Category                      Years

        Leased equipment            1 1/2 - 2
        Equipment                       3 - 7
        Molds and tools                 3 - 5
        Leasehold improvements          5 - 15
        Transportation equipment        3 - 10

        The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts and any gain or loss is reflected in income. Maintenance and repairs are charged to expense as incurred.

        Intangible Assets - The Company carries its intangible assets at cost which are amortized using the straight-line method over 5 to 15 years. The Company considers the impairment of long-lived assets based on an assessment of the asset's ability to contribute to the profitability of the Company using estimates of expected future cash flows.

        Investments - The Company carries its investment in restricted US Order, Inc. common stock at its original cost. The Company's investment in Worldwide Telecom Partners, Inc. is recorded using the equity basis of accounting.

        Income Taxes - Income taxes are computed on the basis of consolidated financial statement income. Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

        Net Income per Share - Net income per share of common stock is based upon the weighted average number of shares outstanding during the year. Net income per share gives effect to the exercise of stock options and warrants using the treasury stock method. Stock options and warrants are not considered in the calculation when they have an antidilutive effect.

        Estimates - In the preparation of financial statements, management makes certain estimates and assumptions primarily relating to the allowance for doubtful accounts, depreciable lives of property and equipment, sales returns and inventories.

   2.   ACQUISITIONS AND AGREEMENTS

        US Order, Inc.

        In April 1995, the Company entered into a stock exchange agreement with US Order, Inc. ("US Order") a strategic alliance partner for analog display services interface protocol capable "smart telephones". Under the terms of the agreement, on the date of closing of a US Order public offering of equity securities, the Company exchanged unregistered common stock for 230,000 shares of US Order restricted common stock. The value of this exchange was based on US Order's value at its initial public offering price and an equal value of the Company's common stock based on the average closing price for a specified period of time, as defined in the agreement, preceding the date of the exchange. On June 2, 1995, US Order's initial public offering was effective at a price of $14.75 per share. Accordingly, 170,743 shares of the Company's unregistered common stock were issued to US Order on June 9, 1995.

        The agreement provides for the Company and US Order to exchange on April 15, 1996 the lesser of 200,000 shares of each company's common stock or $3 million of the Company's unregistered common stock, subject to certain conditions, for $3 million of US Order's restricted common stock. Each company's common stock will be valued at the average closing price of their respective common stock for a specified period of time, as defined in the agreement, preceding the date of the exchange. Both companies will have certain "piggyback" registration rights and rights of first refusal with respect to each others' stock.

        Worldwide Telecom Partners, Inc.

        In May 1995, the Company acquired a 50% interest in a joint venture, Worldwide Telecom Partners, Inc. The cost of this investment was not significant. The venture provides marketing services to the telecommunication industry. Accounts receivable and revenues for products sold to Worldwide Telecom Partners, Inc. as of and for the year ended December 31, 1995 are $1,496,000 and $2,813,000, respectively.

        CDT Canada Corp.

        In May 1995, the Company purchased the Canadian Caller ID business of TIE/communications, Inc. through an acquisition of certain assets. The acquisition costs and operations purchased were not significant to the Company. In connection with the acquisition, a newly-formed subsidiary, CDT Canada Corp. will manage the Company's Canadian operations, which will include a manufacturing, engineering and sales facility in Brampton, Ontario, Canada.

        Southwestern Bell Telecommunications, Inc. ("SBT") Agreement

        On November 8, 1995, the Company, through one of its subsidiaries, entered into an agreement with SBT for exclusive worldwide distribution rights to SBT's Landmark [R] small business telephone systems and acquired the Landmark [R] trademark and inventory. In addition, the subsidiary received worldwide distribution rights to certain other small business-oriented products.

        G-tel Corp.

        In December 1995, the Company acquired assets and assumed liabilities from G-Communications, Inc. The acquisition costs and operations purchased were not significant to the Company. In connection with the acquisition, a newly-formed subsidiary, G-tel Corp. will manage the subsidiary's operations, which will include a sales facility in Irwindale, California.


   3.   INVENTORIES

        Inventories consist of the following at December 31:

                                 1994         1995
                                 (in thousands)

       Raw materials           $  624      $ 8,447
       Finished goods           5,849       18,065
                               ______      _______
                               $6,473      $26,512
                               ______      _______



   4.   PROPERTY AND EQUIPMENT

        Property and equipment consists of the following at December 31:

                                        1994         1995
                                        (in thousands)

       Leased equipment               $ 9,902     $10,033
       Equipment                         712        1,311

       Molds and tools                   756        1,264
       Leasehold improvements            333        1,171
       Transportation equipment          140        1,106
                                     _______      _______
                                      11,843       14,885

       Accumulated depreciation       (6,088)      (8,152)
                                     _______      _______
                                     $ 5,755      $ 6,733
                                     _______      _______


   5.   BORROWINGS

        On April 11, 1994, the Company entered into a loan agreement which increased its credit line from $3.5 million to $6 million. On August 29, 1994, the Company amended its revolving loan agreement to increase its credit line from $6 million to $8 million. On February 22, 1995, the Company elected to amend its loan agreement and reduce its credit line from $8 million to $4 million. The loan agreement is subject to renewal on April 30, 1996. The loan is secured by substantially all of the Company's assets and bears interest at an annual rate of 1/4% above the bank's prime rate. The bank's prime rate was 8 1/2% per annum at December 31, 1995. The loan agreement contains restrictive covenants, the most significant of which are certain financial ratios and prohibition of dividends.

        Under the previous bank credit agreement that expired on April 30, 1994, the Connecticut Development Authority guaranteed 20% of the loan in an amount not to exceed $700,000. The agreement provided that the Company may obtain letters of credit for overseas purchases or request cash advances. The loan was secured by substantially all of the Company's assets and bore interest at an annual rate of 3/4% above the bank's prime rate.

        Cash paid for interest for the years ended December 31, 1993, 1994, and 1995 was $93,000, $235,000 and $39,000, respectively.

   6.   INCOME TAXES

        Income taxes (benefit) consists of the following for the years ended December 31:

                             1993       1994      1995
                                 (in thousands)

       Current:
         Federal           $1,073     $2,288    $6,326
         State                416        499     1,329
                           ______     ______    ______
                            1,489      2,787     7,655
       Deferred:

         Federal             (463)      (230)       17
         State               (177)        33        15
                           ______     ______    ______
                             (640)      (197)       32
                           ______     ______    ______
                           $  849     $2,590    $7,687
                           ______     ______    ______



        The net deferred income tax asset includes the following components at December 31:

                                                1994       1995
                                                 (in thousands)
       Current deferred income tax asset:
         Allowance for doubtful accounts        $ 21       $122

         Reserve for inventories                  18         43
         Accrued liabilities                     115         27
                                                ____       ____
                                                 154        192
       Current deferred income tax
       liability - prepaid expenses              (23)       (24)
                                                ____       ____

       Net current deferred income tax           131        168
       asset

       Noncurrent deferred income tax            668        599
       asset - depreciation                     ____       ____

       Total net deferred income tax            $799       $767
       asset                                    ____       ____




        A reconciliation between the income taxes computed by applying the federal statutory rate to income before income taxes to the actual income taxes is as follows:

                                            1993    1994    1995

       Federal income taxes at statutory     34%     34%     35%
       rate
       Nondeductible expenses                 1       1
       State income taxes - net of            9       6       4
       federal tax benefit
       Other                                 (1)      1      (1)
                                             ___     ___     ___
                                             43%     42%     38%
                                             ___     ___     ___


        Cash paid for income taxes for the years ended December 31, 1993, 1994, and 1995 was approximately $933,000, $1,944,000 and $6,197,000, respectively.


   7.   STOCKHOLDERS' EQUITY

        Stock Offerings

        On July 13, 1995, the Company completed a public offering of 2,645,000 shares of the Company's common stock, of which 1,645,000 shares were issued by the Company and 1,000,000 shares were sold by certain selling stockholders. The net proceeds to the Company from the sale of the 1,645,000 shares of common stock were approximately $34,697,000 after deducting the applicable issuance costs and expenses.

        On October 21, 1994, the Company completed a public offering of 3,680,000 shares of the Company's common stock, of which 2,400,000 shares were issued by the Company and 1,280,000 shares were sold by certain selling stockholders. The net proceeds to the Company from the sale of the 2,400,000 shares of common stock were $16,102,000 after deducting the applicable issuance costs and expenses.

        Stock Options

        The Company's board of directors authorized the issuance of options for purchase of common stock for key employees. The options entitle the holder to purchase the Company's common stock at the fair market value at the date of grant. There are 153,750 options issued and currently exercisable under the plan. All such options expire at December 31, 1996.

        The Company's board of directors as part of its 1994 Long-Term Incentive Plan authorized 500,000 stock options to be available for grants. At December 31, 1995 there are 211,500 options granted to key employees, which entitle the holder to purchase the Company's common stock at a stated price. The options vest periodically through 1999 and expire in 2005.


        A summary of the changes in stock options is as follows:

                                       Exercise         Number
                                        Prices        of Shares

       Outstanding, December 31,
       1992                          $.21 - $3.00      1,249,870
         Canceled                        $.21             (2,000)
         Exercised                       $.21             (3,000)
                                                       _________

       Outstanding, December 31,
       1993                          $.21 - $3.00      1,244,870
         Granted                     $4.50 - $8.50       108,400
         Canceled                    $.21 - $3.00       (116,526)
         Exercised                       $.21           (823,582)
                                                       _________
       Outstanding, December 31,
       1994                          $.21 - $8.50        413,162
         Granted                    $14.13 -$20.25       122,500
         Canceled                    $4.50 - $4.75       (13,000)
         Exercised                   $.21 - $4.50       (157,412)
                                                       _________
       Outstanding, December 31,
       1995                          $.21 - $20.25       365,250
                                                       _________


        Warrants

        The Company has warrants that expire March 31, 1997. A summary of the changes in warrants is as follows:


                                         Exercise     Number of
                                          Prices       Shares

       Outstanding, December 31,
       1992                           $1.25 - $2.92      434,367

         Exercised                        $1.25         (122,250)
                                                        ________
       Outstanding, December 31,
       1993                           $1.25 - $2.92      312,117

         Exercised                    $1.25 - $2.92     (127,359)
                                                        ________
       Outstanding, December 31,
       1994                               $2.92          184,758

         Exercised                        $2.92         (160,088)
                                                        ________
       Outstanding, December 31,
       1995                               $2.92           24,670
                                                        ________


        Stock Repurchase Program

        In October 1995, the Board of Directors approved a stock repurchase program whereby the Company is authorized to repurchase from time to time up to 500,000 shares of its common stock not to exceed $10 million. As of December 31, 1995, the Company had repurchased 15,000 shares for $210,000.

        Preferred Stock

        In May 1995, the stockholders approved the Company's reincorporation into Delaware from Massachusetts. As a result of this reincorporation, the Company's authorized class of preferred stock, of which no shares were issued and outstanding, was eliminated. At December 31, 1994, the Company had authorized and unissued 6,250 shares of Series Preferred Stock with $.01 par value.

        New Accounting Pronouncement

        The Company has not adopted the recently issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation," ("SFAS 123") which is required to be adopted in the first quarter of 1996. The Company currently records compensation based on the provisions of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," as allowed by SFAS 123. Although the Company has not determined the ultimate impact of adopting SFAS 123 on its present disclosure, it does not believe, based on the number of options previously granted that the adoption will have a material impact on its current disclosure.

   8.   LEASES

        The Company leases facilities and equipment under noncancelable and cancelable lease arrangements. The facility leases are for terms from one to nine years. Rent expense under all operating leases was $65,000, $125,000 and $201,000 in 1993, 1994 and 1995, respectively.

        The Company leases its principal administrative, development and support facility which consists of approximately 63,000 square feet from Cee Associates Limited Partnership ("Cee"). The Company's lease includes an option to purchase the building at fair market value as defined in the lease at any time from July 1, 1999 until the expiration of the lease. The rent is $2.20 per square foot per year plus taxes, operating expenses and insurance. Cee is a partnership in which the Company is a general partner and certain directors and an officer of the Company are limited partners. Rent expense paid to Cee was $65,000, $125,000 and $139,000 in 1993, 1994 and 1995, respectively. In June 1994, the
        Company acquired and then sold at cost the industrial development bonds that were an obligation of the partnership to a company owned by certain directors of the Company for $550,000.


        Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 1995 were as follows:

                                     (In thousands)
         1996                            $  226
         1997                               171
         1998                               150
         1999                               139
         2000                               139
         2001-2004                          512
                                         ______
                                         $1,337
                                         ______


   9.   MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

        Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company sells its products primarily to telephone operating companies and retailers in the United States. The Company believes that the concentration of credit risk in its trade receivables is substantially mitigated by the Company's ongoing credit evaluation process. The Company does not generally require collateral from customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Historically, the Company has not incurred any significant credit related losses.

        During the years ended December 31, 1993, 1994 and 1995, 84%, 90% and 96%, respectively, of the Company's revenues were derived from the sale and leasing of its Caller ID units.

        Revenues from three customers were approximately 29%, 19% and 11% of total revenues for the year ended December 31, 1995. The Company had two customers which represented approximately 20% and 18% of total accounts receivable at December 31, 1995.

        Revenues from three customers were approximately 33%, 22% and 12% of total revenues for the year ended December 31, 1994. The Company had three customers which represented approximately 27%, 22%, and 16% of total accounts receivable at December 31, 1994.

        Revenues from two customers were approximately 20% and 18% of total revenues for the year ended December 31, 1993. The Company had two customers which represented approximately 42% and 20% of total accounts receivable at December 31, 1993.

   10.  BENEFIT PLAN

        On January 1, 1995, the Company originated a defined contribution plan ("Plan"). Participation in the Plan is available to employees who are at least twenty-one years of age and have six months of service. Company contributions to the Plan are based on a percentage of employee contributions and were not significant for the year ended December 31, 1995.

   11.  COMMITMENTS AND CONTINGENCIES

        The Company has a nonexclusive license with AT&T for a portion of its messaging technology used in the Company's Caller ID products. For licensed products leased, sold or put in use, the Company pays a royalty to AT&T. Royalty expense was $277,000, $684,000 and $1,129,000 for the years ended December 31, 1993, 1994 and 1995, respectively.

        The Company was contingently liable for outstanding letters of credit for overseas purchases or request cash advances totaling $700,000 and $2,050,000 at December 31, 1994 and 1995, respectively.

        The Company was informed that certain environmental contamination existed in the part of the Company's premises formerly occupied by another tenant and that the Connecticut Department of Environmental Protection has performed a clean-up and removed such contamination. The Company has not received any notice of any violation of environmental laws or regulations by the Company or any notice of any claim against the Company associated with the contamination or clean-up at the premises. The Company does not believe that the foregoing will have a material adverse effect on the Company's consolidated financial position or results of operations.

   12.  QUARTERLY FINANCIAL DATA - UNAUDITED

                         First   Second     Third   Fourth     Total
                           (In thousands, except per share data)
       Fiscal 1994
       Revenues         $6,043   $7,390    $9,957  $13,439   $36,829
       Gross profit      1,926    2,340     3,447    4,888    12,601
       Net income          495      568       981    1,534     3,578
       Net income
       per share        $  .04   $  .05    $  .09   $  .12    $  .30

       Fiscal 1995
       Revenues        $15,206  $18,308   $19,626  $21,054   $74,194
       Gross profit      6,105    7,504     8,181    8,164    29,954
       Net income        2,414    2,825     3,454    3,830    12,523
       Net income
       per share       $   .18   $  .21    $  .23   $  .25    $  .85

        Net income per share numbers are not necessarily additive due to rounding differences.

                                     * * * * *


   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.


   PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by Item 401 of Regulation S-K with respect to executive officers of the Company is included in Item 4A of this Form 10-K. The information required by Item 401 of Regulation S-K with respect to the directors of the Company is incorporated by reference to the Company's definitive proxy statement (the "Definitive Proxy Statement") which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.


   ITEM 11.  EXECUTIVE COMPENSATION

   The information required by Item 402 of Regulation S-K is incorporated by reference to the Definitive Proxy Statement.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 403 of Regulation S-K is incorporated by reference to the Definitive Proxy Statement.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 404 of Regulation S-K is incorporated by reference to the Definitive Proxy Statement.


   PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)  1.   FINANCIAL STATEMENTS

                  See Item 8 of this Report

             2.   FINANCIAL STATEMENT SCHEDULES

                  See Item 8 of this Report

             3.   EXHIBITS  (* denotes filed herewith)

        3.1 Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form 8-B, File No. 1-11057, as amended on July 11, 1995 by Amendment No. 1 thereto).

        3.2 By-laws of the Registrant (Incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form 8-B, File No. 1-11057, as amended on July 11, 1995 by Amendment No. 1 thereto).

        4.1 Specimen Certificate for shares of Common Stock of the Registrant (Incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-2, File No. 33-60033).

        4.2 Form of Representative's Warrants, as amended (Incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-4, File No. 33-30242).

        4.3 Form of Agreement Amending Representative's Warrants dated as of May 30, 1989 entered into between Registrant and the warrant holders (Incorporated by reference to Exhibit 2.10 to the Registrant's Registration Statement on Form S-4, File No. 33-30242).

        10.1 Nonqualified Stock Option Substitution Agreement for Employees of Registrant (Incorporated by reference to Exhibit 2.13 to the Registrant's Registration Statement on Form S-4, File No. 33-30242).

        10.2 Technical Information and Patent License Agreement effective as of August 1, 1987 by and between American Telephone and Telegraph and the Registrant's Delaware subsidiary (Incorporated by reference to Exhibit 1 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989, No. 0-15562).

        10.3 Certificate of Limited Partnership of Cee Associates Limited Partnership (Incorporated by reference to Exhibit 8 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989, No. 0-15562).

        10.4 Loan Agreement dated September 2, 1983 by and between the Connecticut Development Authority and Cee Associates Limited Partnership (Incorporated by reference to Exhibit 9 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989, No. 0-15562).

        10.5 Indenture of Trust dated September 2, 1983 by and between the Connecticut Development Authority and Citytrust, as Trustee (Incorporated by reference to Exhibit 10 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989, No. 0-15562).

        10.6 Guaranty dated September 2, 1983 from Christos J. Totolis, Robert J. Schock and Frederick Masotta in favor of Citytrust, as Trustee (Incorporated by reference to Exhibit 12 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1989, No. 0-15562).

        10.7 Agreement between US West Business Resources, Inc., as agent for US West Communications, Inc., and the Registrant, as amended by Amendment No. One, dated July 23, 1993 (Incorporated by reference to Exhibit 1 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1993, File No. 0-15562).

        10.8 Loan and Security Agreement, dated April 11, 1994, between Registrant's subsidiary and People's Bank (Incorporated by reference to Exhibit 1 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1994, File No. 0-15562).

        10.9 Continuing Guaranty dated April 11, 1994 from the Registrant to People's Bank (Incorporated by reference to Exhibit 4 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1994, File No. 0-15562).

        10.10 Application and Reimbursement Agreement for Irrevocable Documentary Letter of Credit between the Registrant's subsidiary and People's Bank (Incorporated by reference to Exhibit 5 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1994, File No. 0-15562).

        10.11 Registrant's 1994 Long Term Incentive Plan (Incorporated by reference to Exhibit 5 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1994, File No. 0-15562).

        10.12 Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 6 to Registrant's Report on Form 10-Q for the quarter ended June 30, 1994, File No. 0-15562).

        10.13 First Amendment to Loan and Security Agreement, dated as of August 29, 1994, between the Registrant's subsidiary and People's Bank (Incorporated by reference to Exhibit 10.27 to Registrant's Registration Statement on Form S-2, File No. 33-84274).

        10.14 Form of Revolving Credit Note, dated August 29, 1994, from the Registrant's subsidiary to People's Bank (Incorporated by reference to Exhibit 10.28 to Registrant's Registration Statement on Form S-2, File No. 33-84274).

        10.15 Confirmation of Continuing Guaranty, dated as of August 29, 1994 from the Registrant to People's Bank (Incorporated by reference to Exhibit 10.29 to Registrant's Registration Statement on Form S-2, File No. 33-84274).

        10.16 Strategic Alliance Agreement, dated September 1994, between the Registrant and Standard Telecommunications, Ltd. (Incorporated by reference to Exhibit 10.30 to Registrant's Registration Statement on Form S-2, File No. 33-84274).

        10.17 Lease Agreement dated as of September 1, 1994 between Cee Associates Limited Partnership and the Registrant's subsidiary (Incorporated by reference to Exhibit 10.31 to Registrant's Registration Statement on Form S-2, File No. 33-84274).

        10.18 Strategic Alliance Agreement, dated as of January 16, 1995, between the Registrant and US Order (Incorporated by reference to Exhibit 10.26 to Registrant's Report on Form 10-K of the year ended December 31, 1994, File No. 0-15562).

        10.19 Amendment No. 2, dated September 29, 1994, to Agreement between US West Communications, Inc. and the Registrant (Incorporated by reference to Exhibit 10.27 to Registrant's Report on Form 10-K of the year ended December 31, 1994, File No. 0-15562).

        10.20 Letter evidencing amendment to credit facility dated March 24, 1995 from People's Bank to the Registrant's subsidiary (Incorporated by reference to Exhibit 10 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1995, File No. 0-15562).

        10.21 Stock Exchange Agreement by and among US Order, Inc. and the Registrant dated as of April 6, 1995 (Incorporated by reference to Exhibit 10.29 to Registrant's Registration Statement on Form 8-B, File No. 1-11057).

        10.22 Joint Venture Agreement between Barry Blau & Partners, Inc. and the Registrant dated as of May 16, 1995 (Incorporated by reference to Exhibit 10.30 to Registrant's Registration Statement on Form 8-B, File No. 1-11057, as amended on July 11, 1995 by Amendment No. 1 thereto).

        10.23 Sublease made as of May 1, 1995 between TIE/communications Canada Inc. and CDT Canada Corp. (Incorporated by reference to
                  Exhibit 10.31 to Registrant's Registration Statement on Form 8-B, File No. 1-11057).

       *10.24 Listing Agreement dated January 26, 1996 between the Registrant and NASDAQ National Market System.

       *10.25 Form of Incentive Stock Option Agreement pursuant to 1994 Long-Term Incentive Plan.

       *10.26     Registrant's 401(k) Plan.

       *21.       Significant Subsidiaries of the Registrant.

       *23.       Consent of Deloitte & Touche LLP.

       *27.       Financial Data Schedule.

        (b)       Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year covered by this report.



                                   EXHIBIT INDEX

        10.24 Listing Agreement dated January 26, 1996 between the Registrant and NASDAQ National Market System.

        10.25 Form of Incentive Stock Option Agreement pursuant to 1994 Long-Term Incentive Plan.

        10.26     Registrant's 401(k) Plan.

        21.       Significant Subsidiaries of the Registrant.

        23.       Consent of Deloitte & Touche LLP.

        27.       Financial Data Schedule.


                                    SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         COLONIAL DATA TECHNOLOGIES CORP.
                                   (Registrant)


                       By: /s/ Robert J. Schock                 March 22, 1996
                            Robert J. Schock                         Date
                            President



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    /s/ Robert J. Schock            Chairman of the Board,  March 22, 1996
    Robert J. Schock                President, Chief
                                    Executive Officer,
                                    Director (Principal
                                    Executive Officer)

    /s/ John N. Giamalis            Vice President-         March 22, 1996
    John N. Giamalis                Finance, Treasurer,
                                    Secretary (Principal
                                    Financial Officer and
                                    Principal Accounting
                                    Officer)

    /s/ Timothy R. Welles           Executive Vice          March 22, 1996
    Timothy R. Welles               President, Chief
                                    Operating Officer,
                                    Director


    /s/ Walter M. Fiederowicz       Director                March 22, 1996
    Walter M. Fiederowicz

    /s/Frederick P. Masotta, Jr.    Director                March 22, 1996
    Frederick P. Masotta, Jr.

    /s/ Constantine S. Macricostas  Director                March 22, 1996
    Constantine S. Macricostas