Form 10-Q
period 1996-03-31
COLONIAL DATA TECHNOLOGIES CORP
filed 1996-05-15
CIK 811243

UNITED STATES
                   			SECURITIES AND EXCHANGE COMMISSION
                   			     Washington, D.C. 20549

                         				    FORM 10-Q

           		[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
           		       THE SECURITIES EXCHANGE ACT OF 1934

          		 For the quarterly period ended March 31, 1996

                               					OR

           		[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       	     For the transition period from __________ to __________

                			  Commission File Number 1-11057


  ------------------------------------------------------------------


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

                  			 Yes   X                No
                  			      ---                   ---
     The number of shares outstanding of the issuer's common stock, as of April 30, 1996 was 15,386,505.

            		       COLONIAL DATA TECHNOLOGIES CORP.

                          				    INDEX


PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

	   Consolidated Condensed Balance Sheets,
	   December 31, 1995 and March 31, 1996

	   Consolidated Condensed Statements of Earnings for the three months ended March 31, 1995 and 1996

	   Consolidated Condensed Statement of Stockholders'
	   Equity for the three months ended March 31, 1996

	   Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 1995 and 1996

	   Notes to Consolidated Condensed Financial Statements

  Item 2.  Management's Discussion and Analysis of
	   Financial Condition and Results of Operations

PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

             		     PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements

COLONIAL DATA TECHNOLOGIES CORP.
CONSOLIDATED CONDENSED BALANCE SHEETS
DECEMBER 31, 1995 AND MARCH 31, 1996
(In thousands, except share and per share amounts)

                                                   					1995      1996
                                          						      --------  -------
ASSETS                                                        (unaudited)
   CURRENT ASSETS:
     Cash and cash equivalents                        $15,873   $24,461
     Short-term investments                            15,759    10,962
     Accounts receivable (net of allowances
      of $332 in 1995 and $337 in 1996)                16,069    14,856
     Inventories                                       26,512    27,226
     Deferred income taxes and other                      539       636
			                                          			      -------   -------
	Total current assets                                  74,752    78,141

   PROPERTY AND EQUIPMENT, NET:
     Leased product                                     3,541     2,787
     Other                                              3,192     2,379
			                                          			      -------   -------
	Total property and equipment, net                      6,733     5,166

   OTHER ASSETS                                         4,920     4,977
                                          						      -------   -------
TOTAL ASSETS                                          $86,405   $88,284
                                          						      =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES                                $ 5,837   $ 5,898

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY:
      Common stock, par value $.01 per share,
      authorized 20,000,000 shares, issued 15,432,484
      and 15,450,285 shares in 1995 and 1996;
      outstanding 15,417,484 and 15,386,505 shares
      in 1995 and 1996                                    154       155
     Additional paid-in capital                        62,059    62,127
     Retained earnings                                 18,601    21,352
     Treasury stock, at cost, 15,000 shares in 1995
      and 63,780 shares in 1996                          (210)   (1,210)
     Cumulative translation adjustment                    (36)      (38)
                                           						     -------   -------
	Total stockholders' equity                            80,568    82,386
                                           						     -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $86,405   $88,284
                                          						      =======   =======

See notes to consolidated condensed financial statements.

COLONIAL DATA TECHNOLOGIES CORP.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
(In thousands, except per share amounts; unaudited)

                                                 							1995       1996
                                          						      -------    -------
REVENUES:
  Products                                            $ 9,702    $14,522
  Leases                                                4,793      3,945
  Services                                                711        447
                                          						      -------    -------
    Total revenues                                     15,206     18,914

COST OF SALES:
  Products                                              6,699      9,791
  Leases                                                1,921      1,646
  Services                                                481        260
                                          						      -------    -------
    Total cost of sales                                 9,101     11,697
                                          						      -------    -------
GROSS PROFIT                                            6,105      7,217

OPERATING EXPENSES:
  General and administrative                            1,032      1,554
  Selling and marketing                                   957      1,474
  Research and development                                278        370
                                          						      -------    -------
    Total operating expenses                            2,267      3,398
                                          						      -------    -------
INCOME FROM OPERATIONS                                  3,838      3,819

OTHER INCOME, NET                                         186        690
                                          						      -------    -------
INCOME BEFORE INCOME TAXES                              4,024      4,509

INCOME TAXES                                            1,610      1,758
                                          						      -------    -------
NET INCOME                                            $ 2,414    $ 2,751
                                          						      =======    =======

WEIGHTED AVERAGE SHARES:

     Primary                                           13,764     15,610
                                          						      =======    =======
     Fully diluted                                     13,764     15,618
                                          						      =======    =======
PRIMARY AND FULLY DILUTED NET
 INCOME PER SHARE                                     $  0.18    $  0.18
                                          						      =======    =======

See notes to consolidated condensed financial statements.

COLONIAL DATA TECHNOLOGIES CORP.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1996
(In thousands; unaudited)

	              COMMON STOCK
              ---------------  ADDITIONAL                        CUMULATIVE
                     			PAR     PAID-IN     RETAINED   TREASURY  TRANSLATION
       	      SHARES   VALUE    CAPITAL     EARNINGS    STOCK    ADJUSTMENT     TOTAL
       	      -------  ------  -----------  ---------  --------  ------------ ---------
BALANCE,
DECEMBER 31,
1995          15,417   $ 154   $  62,059    $ 18,601   $  (210)    $    (36)  $ 80,568


ISSUANCE OF
COMMON STOCK
DUE TO
EXERCISE OF
STOCK OPTIONS
AND WARRANTS
AND RELATED
INCOME TAX
BENEFIT           18       1          68                                            69


NET INCOME                                     2,751                             2,751

TREASURY STOCK   (48)                                   (1,000)                 (1,000)

TRANSLATION
ADJUSTMENT                                                                (2)       (2)
       	      ------  -----   ----------    --------   -------    ----------   -------

BALANCE
MARCH 31,
1996          15,387  $ 155    $  62,127    $ 21,352   ($1,210)   $      (38)  $82,386
      	      ======= ======  ==========    =========  ========   ===========  =======

See notes to consolidated condensed financial statements.

COLONIAL DATA TECHNOLOGIES CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
(In thousands; unaudited)
                                                 							1995       1996
                                          						     ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $  2,414    $ 2,751
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                        972        950
     Other noncash activities                              18       (805)
     Changes in assets and liabilities:
      Accounts receivable                              (3,292)     1,208
      Inventories                                        (475)      (209)
      Other assets                                       (218)      (113)
      Current liabilities                               3,870      1,061
                                          						     ---------   --------
      Net cash provided by operating activities         3,289      4,843

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net of dispositions           (1,984)      (121)
   Net proceeds (purchase) of investments              (5,945)     4,797
                                          						     ---------   --------
      Net cash provided by (used in)
       investing activities                            (7,929)     4,676

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                 266         69
   Payments on borrowings                              (2,000)    (1,000)
                                          						     ---------   --------
      Net cash used in financing activities            (1,734)      (931)
                                          						     ---------   --------

NET INCREASE (DECREASE) IN CASH                        (6,374)     8,588

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD            14,013     15,873
                                          						     ---------   --------

CASH AND EQUIVALENTS AT END OF PERIOD                $  7,639    $24,461
                                          						     =========   ========

See notes to consolidated condensed financial statements.

COLONIAL DATA TECHNOLOGIES CORP.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Colonial Data Technologies Corp. (the "Company") for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2.  Sale of Asset

In March 1996, the board of directors approved the sale of an asset to an officer and director of the Company for $1,250,000, paid by 48,780 shares of the Company's common stock and cash.

3.  Agreements with US Order, Inc.

On April 6, 1995, the Company entered into a stock exchange agreement with US Order, Inc. ("US Order"), a strategic alliance partner. As part of the agreement, the Company agreed to exchange $3,000,000 of the Company's unregistered common stock on April 15, 1996 for $3,000,000 of US Order's restricted common stock, subject to certain limitations. The Agreement was modified on April 1, 1996 to change the date of the exchange from April 15, 1996 to July 15, 1996. All other provisions of the stock exchange agreement continue in full force and effect. Each company's stock will be valued at the average closing price of their respective common stock as reported on the Nasdaq National Market, for each of the twenty trading days prior to July 10, 1996. Both companies will have certain "piggyback" registration rights and rights of first refusal to each other's stock.

In March, 1996, the Company and US Order amended the Strategic Alliance Agreement dated January 16, 1995 whereby the Company and US Order will equally share the margin from the sale or lease of the first 30,000 production units of the Telesmart 4000 smart telephone. The margin from these 30,000 units will be sales or lease price less the fully landed cost and direct expense associated with the sale or lease of the units.

4.  Subsequent Event

On April 30, 1996, the Company renewed its credit facility, increasing its credit line to $5 million and letter of credit availability to $10 million. The loan agreement is subject to renewal on April 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations - Three Months Ended March 31, 1996
Compared to Three Months Ended March 31, 1995

      Revenues

Revenues for the first quarter of 1996 were $18,914,000 compared to $15,206,000 for the same period in the prior year. Product revenues increased 50% to $14,522,000 for the first quarter of 1996 from $9,702,000 for the first quarter of 1995. This growth resulted from the addition of new customers, marketing and promotional campaigns conducted by telephone operating companies ("telcos") and the Company and revenues from CDT Telecom, Inc., the Company's small business product subsidiary. Also contributing to the increase, to a lesser extent, were sales to the Company's direct marketing joint venture, Worldwide Telecom Partners, Inc. Lease revenues decreased to $3,945,000 for the first quarter of 1996 compared to $4,793,000 for the same period in the prior year due to a decline in the number of units under lease by customers. Service revenues decreased 37% to $447,000 for the first quarter of 1996 from $711,000 for the first quarter of 1995 primarily due to the completion of certain repair contracts.

      Cost of Sales

Cost of sales increased from $9,101,000 for the first quarter of 1995 to $11,698,000 for the first quarter of 1996 due to costs associated with the increase in product sales, offset in part by decreased lease, service and support activity. Gross profit margin derived from product sales increased from 31% for the first quarter of 1995 to 33% for the first quarter of 1996, primarily as a result of changes in product mix in connection with promotional activities undertaken by certain telco customers, the impact of certain direct fulfillment programs and small business sales at higher margins. Gross profit margin derived from Caller ID leasing decreased slightly from 60% for the first quarter of 1995 to 58% for the first quarter of 1996. Gross profit margins for services increased to 42% for the first quarter of 1996 from 32% for the first quarter of 1995. The combined result of these factors was a decrease in the overall gross margin from 40% for the first quarter of 1995 to 38% for the first quarter of 1996. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix, the introduction of new products and maturation of the leasing program.

In March, 1996, the Company and US Order amended the Strategic Alliance Agreement dated January 16, 1995 whereby the Company and US Order will equally share the margin from the sale or lease of the first 30,000 production units of the Telesmart 4000 smart telephone. The margin from these 30,000 units will be sales or lease price less the fully landed cost and direct expense associated with the sale or lease of the units.

      General and Administrative Expenses

General and administrative expenses increased 51% from $1,032,000 for the first quarter of 1995 to $1,554,000 for the same period in 1996, and increased from 7% to 8% of total revenues for the respective periods. Employee related expenses increased due to an increase in personnel to support higher business volume.

      Selling and Marketing Expenses

Selling and marketing expenses increased 54% from $957,000 for the first quarter of 1995 to $1,474,000 for the same period in 1996, and increased from 6% to 8% of total revenues for the respective periods. The increase resulted from an increase in personnel to support higher business volume, in addition to higher commission and royalty expenses associated with higher Caller ID revenues.

      Research and Development Expenses

Research and development expenses increased 33% from $278,000 in the first quarter of 1995 to $370,000 in the first quarter of 1996 primarily due to services performed by the Company's principal manufacturer on a contract basis, the hiring of additional personnel to support higher levels of new product development activity and research and development activities related to the introduction of certain new products and development of future products.

      Other Income, Net

Net other income was $690,000 for the first quarter of 1996 and consisted primarily of investment income, including a gain on the sale of an asset, compared to net other income of $186,000 for the first quarter of 1995.

      Income Taxes

Income taxes were $1,758,000 for the first quarter of 1996 compared to $1,610,000 for the first quarter of 1995. The effective income tax rate decreased to 39% for the first quarter of 1996 from 40% for the same period in the prior year, primarily due to the apportionment of taxable income to states with lower tax rates.

      Weighted Average Shares

The fully diluted weighted average shares increased to 15,618,000 for the first quarter of 1996 compared to 13,764,000 for the first quarter of 1995. The increase resulted primarily from shares issued in connection with a secondary common stock offering of 1,645,000 shares in July 1995.


      Liquidity and Capital Resources

During the first quarter of 1996, the Company's cash, cash equivalents and short-term investments increased by $3,791,000 to $35,423,000. This increase resulted primarily from cash provided by operations of $4,843,000 for the quarter ended March 31, 1996, offset in part by payments of $1,000,000 on short-term borrowings. The Company invests in financial instruments that are diversified among high credit quality securities. These investments are reported at cost, which approximates market value, as cash equivalents and short-term investments and, if necessary, will be liquidated to meet future cash requirements.

The Company's principal needs for cash are for investments in property and equipment and to fund working capital, primarily related to inventories and accounts receivable. To support the Company's growth, capital expenditures for the quarter ended March 31, 1996 aggregated $1,371,000. The Company's working capital increased from $68,915,000 at December 31, 1995 to $72,243,000 at March 31, 1996. The Company funded an inventory increase of $209,000 for the three months ended March 31, 1996 to ensure that units were available for timely fulfillment of sales orders, including the purchase of certain longer lead-time parts. Accounts receivable decreased by $1,208,000 for the three months ended March 31, 1996 as a result of the timing of certain collections.

The Company maintains a $4 million line of credit under a revolving loan agreement with a bank to meet short-term cash requirements and to fund letters of credit in connection with commercial transactions. At March 31, 1996, $2 million of the line of credit was available to fund draw downs and letters of credit. On April 30, 1996, the Company renewed its credit facility, increasing its credit line to $5 million and letter of credit availability to $10 million. The new agreement is subject to renewal on April 30, 1998.

Stockholders' equity increased to $82,386,000 at March 31, 1996 from $80,568,000 at December 31, 1995. This increase primarily resulted from retained earnings of $2,751,000 for the three months ended March 31, 1996, offset in part by the sale of an asset in exchange for the Company's common stock.

In order to meet the Company's anticipated needs for cash during the foreseeable future, including cash required to fund working capital, expansion of customer service, sales and marketing operations, leasing activity, infrastructure and systems, and new product development, the Company will utilize existing cash, cash equivalents and short-term investments, line of credit availability and cash provided by operations.

The above information includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act").

The following factors, among others, in some cases have affected, and in the future could affect, the business, financial condition, liquidity, results of operations or prospects, financial or otherwise, of the Company: the timing of implementation and promotion of Caller ID service by telcos, the impact of competitive products and pricing, product demand and market acceptance, new product development, reliance on key strategic alliances, concentration of customer base and resulting adverse effects from the loss of any one or more of the Company's major customers, pace and significance of technological advances, availability of raw materials, the telecommunications regulatory environment, fluctuations in operating results, changes in general economic conditions and other risks detailed in the Company's reports to the Securities and Exchange Commission, which include the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act.

	              	     PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

         	(i)   Agreement, dated as of March 1, 1996 between the Registrant
	               and Robert J. Schock.

         	(ii)  Financial Data Schedule


      (b) The Company was not required to file a report on Form 8-K during the quarter ended March 31, 1996.





                     			      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             				      COLONIAL DATA TECHNOLOGIES CORP.


Date: May 14, 1996                By:       /s/ John N. Giamalis
                            				      ----------------------------------
                                    					     JOHN N. GIAMALIS
                                   					  Vice President, Finance,
                             				     Treasurer, Chief Financial Officer
                                    					      and Secretary
                              				     (Principal Accounting Officer)
                               				       (Duly Authorized Officer)