Form 10-Q
period 1996-06-30
COLONIAL DATA TECHNOLOGIES CORP
filed 1996-08-14
CIK 811243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

       [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1996

                                OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____ to _____

                   Commission File Number 1-11057
- ----------------------------------------------------------------

                  COLONIAL DATA TECHNOLOGIES CORP.
                  --------------------------------
       (Exact name of registrant as specified in its charter)

           Delaware                         04-2763229
- ---------------------------------   ----------------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)       Identification No.)

                     80 Pickett District Road
                 New Milford, Connecticut  06776
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

                  Yes [ X ]          No [   ]

     The number of shares outstanding of the issuer's common stock, as of July 31, 1996 was 15,460,455.


                COLONIAL DATA TECHNOLOGIES CORP.

                            INDEX


PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated Condensed Balance Sheets,
         December 31, 1995 and June 30, 1996

         Consolidated Condensed Statements of Earnings for the three and six months ended June 30, 1995 and 1996

         Consolidated Condensed Statement of Stockholders'
         Equity for the six months ended June 30, 1996

         Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 1995 and 1996

         Notes to Consolidated Condensed Financial Statements

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations


PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K


SIGNATURES


                     PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

COLONIAL DATA TECHNOLOGIES CORP.
CONSOLIDATED CONDENSED BALANCE SHEETS
DECEMBER 31, 1995 AND JUNE 30, 1996
(In thousands, except share and per share amounts)

                                          December 31, June 30,
                                               1995      1996
                                                     (Unaudited)
                                             -------  ---------
ASSETS

 CURRENT ASSETS:
  Cash and cash equivalents                  $15,873   $10,996
  Short-term investments                      15,759    19,100
  Accounts receivable (net of allowances
   of $332 in 1995 and $337 in 1996)          16,069    14,956
  Inventories                                 26,512    31,908
  Deferred income taxes                          168       481
  Other assets                                   371       914
                                             -------   -------
     Total current assets                     74,752    78,355

 PROPERTY AND EQUIPMENT, NET:
  Leased                                       3,541     2,055
  Other                                        3,192     2,560
                                             -------   -------
     Total property and equipment              6,733     4,615

 DEFERRED INCOME TAXES                           599       298
 INTANGIBLE ASSETS                               675       595
 INVESTMENTS                                   3,646     3,761
                                             -------   -------
TOTAL ASSETS                                 $86,405   $87,624
                                             =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
  Accounts payable                           $ 2,483   $ 1,762
  Accrued liabilities                          1,610     1,039
  Accrued royalties                              528       429
  Income taxes payable                           216
  Short-term borrowings                        1,000
                                             -------   -------
                                               5,837     3,230

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share,
   authorized 20,000,000 shares, issued
   15,432,484 and 15,524,235 shares in 1995
   and 1996; outstanding 15,417,484 and
   15,460,455 shares in 1995 and 1996            154       155
  Additional paid-in-capital                  62,059    62,106
  Retained earnings                           18,601    23,307
  Treasury stock, at cost, 15,000 shares
   in 1995 and 63,780 shares in 1996            (210)   (1,210)
  Unrealized appreciation of
   securities held for sale                                 69
  Cumulative translation loss                    (36)      (33)
                                             -------   -------
     Total stockholders' equity               80,568    84,394
                                             -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $86,405   $87,624
                                             =======   =======

See notes to consolidated condensed financial statements.



COLONIAL DATA TECHNOLOGIES CORP.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996
(In thousands, except share and per share amounts; unaudited)

                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                JUNE 30              JUNE 30
                          ------------------   -----------------
                             1995      1996      1995      1996
                           -------   -------   -------   -------
REVENUES:
 Products                  $12,478   $14,719    $22,180  $29,241
 Leases                      5,395     3,472     10,188    7,417
 Services                      435       503      1,146      950
                           -------   -------    -------  -------
  Total revenues            18,308    18,694     33,514   37,608

COST OF SALES:
 Products                    8,356    10,821     15,055   20,612
 Leases                      2,153     1,544      4,074    3,190
 Services                      295       307        776      567
                           -------   -------    -------  -------
  Total cost of sales       10,804    12,672     19,905   24,369
                           -------   -------    -------  -------
GROSS PROFIT                 7,504     6,022     13,609   13,239

OPERATING EXPENSES:
 General and administrative  1,358     1,576      2,390    3,130
 Selling and marketing       1,259     1,366      2,216    2,840
 Research and development      367       386        645      756
                           -------   -------    -------  -------
  Total operating expenses   2,984     3,328      5,251    6,726
                           -------   -------    -------  -------
INCOME FROM OPERATIONS       4,520     2,694      8,358    6,513

OTHER INCOME, NET              189       460        375    1,150
                           -------   -------    -------  -------
INCOME BEFORE INCOME TAXES   4,709     3,154      8,733    7,663

INCOME TAXES                 1,884     1,199      3,494    2,957
                           -------   -------    -------  -------
NET INCOME                 $ 2,825   $ 1,955    $ 5,239  $ 4,706
                           =======   =======    =======  =======

WEIGHTED AVERAGE SHARES:

 Primary                    13,756    15,593     13,717   15,605
                           =======   =======    =======  =======
 Fully diluted              13,757    15,593     13,719   15,606
                           =======   =======    =======  =======
PRIMARY AND FULLY DILUTED
 NET INCOME PER SHARE      $  0.21   $  0.13    $  0.38  $  0.30
                           =======   =======    =======  =======

See notes to consolidated condensed financial statements.


COLONIAL DATA TECHNOLOGIES CORP.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1996
(In thousands; unaudited)

                COMMON STOCK                                      UNREALIZED
               --------------   ADDITIONAL                       APPRECIATION   CUMULATIVE
                         PAR     PAID-IN    RETAINED  TREASURY  OF SECURITIES  TRANSLATION
               SHARES   VALUE    CAPITAL    EARNINGS   STOCK    HELD FOR SALE     LOSS       TOTAL
               ------   -----   ----------  --------  --------  -------------  ----------- ---------
BALANCE,
DECEMBER 31,
1995           15,417   $ 154     $62,059   $ 18,601  $  (210)                  $    (36)   $80,568

OPTIONS/
WARRANTS
EXERCISED          92       1          47                                                        48

NET INCOME                                     4,706                                          4,706

ACQUISITION
OF TREASURY
STOCK             (49)                                 (1,000)                               (1,000)

UNREALIZED
APPRECIATION
OF SECURITIES
HELD FOR SALE                                                       $    69                      69

TRANSLATION
ADJUSTMENT                                                                             3          3
               ------   -----   ----------  --------   --------  -------------  ---------- ---------
BALANCE
JUNE 30,
1996           15,460   $ 155     $62,106    $23,307   $(1,210)     $    69         $(33)   $84,394
               ======   =====   ==========  ========   ========  =============  ========== =========

See notes to consolidated condensed financial statements.


COLONIAL DATA TECHNOLOGIES CORP.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996
(In thousands; unaudited)
                                                1995      1996
                                              --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                   $ 5,239   $ 4,706
 Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
   Depreciation and amortization                1,910     1,881
   Gain on sale of asset (Note 3)                          (250)
   Deferred income taxes and changes in
     reserves for accounts receivable and
     inventories                                 (282)     (643)
   Changes in assets and liabilities:
    Accounts receivable                        (7,392)    1,149
    Inventories                                (1,220)   (4,868)
    Other assets                                 (368)     (567)
    Current liabilities                         3,196    (1,421)
                                              --------  --------
 Net cash provided by (used in)
  operating activities                          1,083       (13)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures, net of dispositions     (3,671)     (775)
 Cash proceeds from sale of asset                           250
 Net purchase of investments                   (7,906)   (3,387)
                                              --------  --------
 Net cash used in investing activities        (11,577)   (3,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock           271        48
 Payments on borrowings                          (970)   (1,000)
                                              --------  --------
 Net cash used in financing activities           (699)     (952)
                                              --------  --------
NET DECREASE IN CASH AND CASH EQUIVALENTS     (11,193)   (4,877)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                        14,013    15,873
                                              --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $ 2,820   $10,996
                                              ========  ========

See notes to consolidated condensed financial statements.


COLONIAL DATA TECHNOLOGIES CORP.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-K of Colonial Data Technologies Corp. (the "Company") for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2.  Loan Agreement

On May 3, 1996, the Company renewed its credit facility, increasing its credit line to $5 million and letter of credit availability to $10 million from a line of credit of $4 million.
The loan agreement is subject to renewal on April 30, 1998.

3.  Sale of Asset

Effective in March 1996, the Company sold an asset to an officer and director of the Company for $1,250,000, paid by 48,780 shares of the Company's common stock and cash.

4.  Subsequent Event

On August 5, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with US Order, Inc., a
Delaware corporation ("USO") pursuant to which the Company and USO will be merged with and into Newco, a corporation to be formed (the "Merger").

Under the terms of the Merger Agreement, upon consummation of the Merger, each outstanding share of common stock of the Company, $.01 par value, will be converted into one share of common stock of Newco ("Newco Common Stock"), and each outstanding share of common stock of USO, $.001 par value, will be converted into one share of Newco Common Stock.

The Boards of Directors of the Company and USO have agreed to recommend approval of the Merger to their respective stockholders. The obligations of the Company and USO to consummate the Merger are subject to the satisfaction of certain conditions set forth in the Merger Agreement, including the approval of the Merger by the stockholders of the Company and USO. As a result of the Merger Agreement, share exchanges stipulated under the April 6, 1995 stock exchange agreement with USO, as modified, have been postponed.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations - Three Months Ended June 30, 1996
Compared to Three Months Ended June 30, 1995

      Revenues

Revenues for the second quarter of 1996 were $18,694,000 compared to $18,308,000 for the same period in the prior year. Product revenues increased 18% to $14,719,000 for the second quarter of 1996 from $12,478,000 for the second quarter of 1995. The growth in product revenues resulted primarily from the sale of higher priced products, the addition of new customers and revenues from CDT Telecom Systems, Inc., the Company's small business product subsidiary, offset in part by lower unit volume. Lease revenues decreased to $3,472,000 for the second quarter of 1996 compared to $5,395,000 for the same period in the prior year due to the discontinuation of a leasing program and the resulting decline in the number of units under lease by customers.

      Cost of Sales

Cost of sales increased to $12,672,000 for the second quarter of 1996 from $10,804,000 for the second quarter of 1995 due to costs associated with the increase in product revenues, offset in part by decreased lease and support activity. Gross profit margin derived from product revenues decreased to 26% for the second quarter of 1996 from 33% for the second quarter of 1995, primarily as a result of changes in product mix in connection with promotional activities undertaken by certain telco and retail customers and competitive pricing pressure. Gross profit margin derived from Caller ID leasing decreased to 56% for the second quarter of 1996 from 60% for the second quarter of 1995 primarily as a result of the level of certain fixed expenses as compared to lower leasing revenues. Gross profit margins for services increased to 39% for the second quarter of 1996 from 32% for the second quarter of 1995. Overall gross margin decreased to 32% for the second quarter of 1996 from 41% for the second quarter of 1995. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix and distribution, competitive pricing pressure, the introduction of new products and changes in the volume and terms of leasing activity.

      General and Administrative Expenses

General and administrative expenses increased 16% to $1,576,000 for the second quarter of 1996 from $1,358,000 for the same period in 1995, and increased to 8% from 7% of total revenues for the respective periods. The increase was primarily attributable to higher employee related expenses due to an increase in personnel and salaries.

     Selling and Marketing Expenses

Selling and marketing expenses increased 8% to $1,366,000 for the second quarter of 1996 from $1,259,000 for the same period in 1995, but remained constant at 7% of total revenues for the respective periods. The increase resulted from an increase in personnel to support higher business volume, in addition to higher commission expenses associated with increased Caller ID revenues.

      Research and Development Expenses

Research and development expenses increased 5% to $386,000 in the second quarter of 1996 from $367,000 in the second quarter of 1995 primarily due to the hiring of additional personnel to support increases in new product development, and research and development activities related to the introduction of certain new products and development of future products.

      Other Income, Net

Net other income was $460,000 for the second quarter of 1996 and consisted primarily of investment income compared to $189,000 for the second quarter of 1995. This increase is attributable to a larger investment portfolio in the second quarter of 1996 compared to the second quarter of 1995.

      Income Taxes

Income taxes were $1,199,000 for the second quarter of 1996 compared to $1,884,000 for the second quarter of 1995. The effective income tax rate decreased to 38% for the second quarter of 1996 from 40% for the same period in the prior year, primarily due to certain nontaxable interest income and the mix of taxable income shifting to states with lower tax rates.

      Weighted Average Shares

The fully diluted weighted average shares increased to 15,593,000 for the second quarter of 1996 compared to 13,757,000 for the second quarter of 1995. The increase resulted primarily from the issuance of 1,645,000 shares in a secondary common stock offering in July 1995 and the exercise of certain stock options and warrants.

Results of Operations - Six Months Ended June 30, 1996
Compared to Six Months Ended June 30, 1995

      Revenues

Revenues for the six months ending June 30, 1996 were $37,608,000 compared to $33,514,000 for the same period in the prior year. Product revenues increased 32% to $29,241,000 for the six months ended June 30, 1996 from $22,180,000 for the six months ended June 30, 1995. This growth in product revenues is attributable primarily to the sale of higher priced products, the addition of new customers, and additional revenues from CDT Telecom Systems, Inc., the Company's small business product subsidiary, offset in part by lower unit volume. Lease revenues decreased to $7,417,000 for the six months ending June 30, 1996 compared to $10,188,000 for the same period in the prior year due to the discontinuation of a leasing program and the resulting decline in the number of units under lease by customers. Service revenues decreased 17% to $950,000 for the six months ended June 30, 1996 from $1,146,000 for the same period in the prior year, primarily due to the completion of certain repair contracts.

      Cost of Sales

Cost of sales increased to $24,369,000 for the six months ended June 30, 1996 from $19,905,000 for the same period in the prior year due to costs associated with the increase in product revenues, offset in part by decreased lease and support activity. Gross profit margin derived from product revenues decreased to 30% for the six months ended June 30, 1996 from 32% for the six months ended June 30, 1995, primarily as a result of changes in product mix in connection with promotional activities undertaken by certain telco and retail customers and competitive pricing pressure. Gross profit margin from Caller ID leasing decreased to 57% for the six months ended June 30, 1996 from 60% for the same period in the prior year. Gross profit margin for services increased to 40% for the six months ended June 30, 1996 from 32% for the same period in the prior year. Overall gross margin decreased to 35% for the six months ended June 30, 1996 from 41% for the same period in the prior year. The Company anticipates that gross profit margins may fluctuate in the future due to changes in product mix, the introduction of new products and changes in the volume and terms of leasing activity.

      General and Administrative Expenses

General and administrative expenses increased 31% to $3,130,000 for the six months ended June 30, 1996 from $2,390,000 for the same period in 1995, and increased from 7% to 8% of total revenues for the respective periods. The increase was primarily attributable to higher employee related expenses due to an increase in personnel to support higher business volume.

      Selling and Marketing Expenses

Selling and marketing expenses increased 28% to $2,840,000 for the six months ended June 30, 1996 from $2,216,000 for the same period in 1995, and increased from 7% to 8% of total revenues for the respective periods. The increase resulted from an increase in personnel to support higher business volume, in addition to higher commission expenses associated with increased Caller ID revenues.

      Research and Development Expenses

Research and development expenses increased 17% to $756,000 in the second quarter of 1996 from $645,000 in the second quarter of 1995 primarily due to the hiring of additional personnel to support higher levels of new product development activity and research and development activities related to the introduction of certain new products and development of future products.

      Other Income, Net

Net other income was $1,150,000 for the six months ended June 30, 1996 and consisted primarily of investment income, including a gain on the sale of an asset, compared to net other income of $375,000 for the same period in the prior year. This increase in investment income is attributable to a larger investment portfolio in the first six months of 1996 compared to the same period of 1995.

      Income Taxes

Income taxes were $2,957,000 for the six months ended June 30, 1996 compared to $3,494,000 for the same period in the prior year. The effective income tax rate decreased to 39% for the six months ended June 30, 1996 from 40% for the same period in the prior year, primarily due to nontaxable interest income and the mix of taxable income shifting to states with lower tax rates.

      Weighted Average Shares

The fully diluted weighted average shares increased to 15,606,000 for the six months ended June 30, 1996 compared to 13,719,000 for the same period in the prior year. The increase resulted from the issuance of 1,645,000 shares in a secondary common stock offering in July 1995 and the exercise of certain stock options and warrants.

      Liquidity and Capital Resources

During the first six months of 1996, the Company's cash, cash equivalents and short-term investments decreased by $1,536,000 to $30,096,000. This decrease resulted from net cash used in financing working capital, acquiring capital equipment and payments of $1,000,000 on short-term borrowings. The Company invests in financial instruments that are diversified among high credit quality securities. These investments are reported at cost, which approximates market value, as cash equivalents and short-term investments and, if necessary, will be liquidated to meet future cash requirements.

The Company's principal needs for cash are for investments in property and equipment and to fund working capital, primarily related to inventories. To support the Company's growth, capital expenditures, net of dispositions, for the six months ended June 30, 1996 aggregated $775,000. The Company's working capital increased to $75,125,000 at June 30, 1996 from $68,915,000 at
December 31,1995. The Company funded an inventory increase of $4,868,000 for the six months ended June 30, 1996 to ensure that units were available for timely fulfillment of expected sales orders, including the purchase of certain longer lead-time parts. Accounts receivable decreased by $1,149,000 for the six months ended June 30, 1996 as a result of the timing of certain credit sales and collections.

The Company renewed its bank credit facility on May 3, 1996, and increased its line of credit to $5 million and its letter of credit availability to $10 million in connection with such renewal. The Company utilizes its line of credit to meet short-term cash requirements and utilizes letters of credit in connection with commercial transactions. At June 30, 1996, all of the line of credit was available to fund draw downs, and $9 million was available for letters of credit. The loan agreement with the bank is subject to renewal on April 30, 1998.

Stockholders' equity increased to $84,394,000 at June 30, 1996 from $80,568,000 at December 31, 1995. This increase primarily resulted from retained earnings of $4,706,000 for the six months ended June 30, 1996, offset in part by the sale of an asset in exchange for consideration consisting in part of shares of the Company's common stock.

In order to meet the Company's anticipated needs for cash during the foreseeable future, including cash required to fund working capital, increases in customer service personnel, sales and marketing operations, leasing activity, infrastructure and systems, and new product development, the Company will utilize existing cash, cash equivalents and short-term investments, line of credit availability and cash provided by operations.

The above information includes forward-looking statements, the realization of which may be impacted by the factors discussed below. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act").

The following factors, among others, in some cases have affected, and in the future could affect, the business, financial condition, liquidity, results of operations or prospects, financial or otherwise, of the Company: the success of the merger with US Order, Inc., the timing of implementation and promotion of Caller ID service by telcos, the impact of competitive products and pricing, product demand and market acceptance, new product development, reliance on key strategic alliances, concentration of customer base and resulting adverse effects from the loss of any one or more of the Company's major customers, pace and significance of technological advances, availability of raw materials, the telecommunications regulatory environment, fluctuations in operating results, changes in general economic conditions and other risks detailed in the Company's reports to the Securities and Exchange Commission, which include the Company's Annual Report on Form 10-K for the year ended December 31,1995. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of said Act.


                     PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

 (a) Exhibits

     (i) Amended and Restated Loan and Security Agreement between Colonial Technologies Corp. (Subsidiary) and People's Bank, dated May 3, 1996.

     (ii)      Revolving Credit Note between Colonial
               Technologies Corp. (Subsidiary) and People's Bank, dated May 3, 1996.

     (iii)     Guaranty Agreement between the Registrant and
               People's Bank, dated May 3, 1996.

     (iv)      Master Trademark License Agreement between the
               Registrant and Pacific Bell.

     (v)       Financial Data Schedule

 (b) The Company filed a report on Form 8-K on August 5, 1996.


                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             COLONIAL DATA TECHNOLOGIES CORP.


Date: August 13, 1996          By:  /s/ John N. Giamalis
                              ----------------------------
                                   JOHN N. GIAMALIS
                                Vice President, Finance,
                           Treasurer, Chief Financial Officer
                                      and Secretary
                               (Principal Accounting Officer)
                                 (Duly Authorized Officer)